Form 10-Q
period 1995-03-31
ATRIX LABORATORIES INC
filed 1995-05-10
CIK 809875

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                      Commission File No.
   March 31, 1995                                               0-18231

                             ATRIX LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                                   84-1043826
- - --------------------------------------------------------------------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                          Identification Number)

2579 Midpoint Drive
Fort Collins, Colorado                                            80525
- - --------------------------------------------------------------------------------
(Address of principal                                          (Zip Code)
 executive offices)


                                (970) 482-5868
              ---------------------------------------------------
              (Registrant's telephone number including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X                   No
                    ---                     ---

         As of May 8, 1995, there were outstanding 7,876,578 shares of the Registrant's $.001 par value common stock.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                                      March 31,           December 31,
                                                                                        1995                 1994
                                                                                     -----------          -----------
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $    64,514          $ 1,880,275
    Marketable securities, at cost                                                     7,896,827            7,896,827
    Marketable securities, available-for-sale                                          3,477,111            3,300,894
    Accounts receivable                                                                    9,911               93,469
    Interest receivable                                                                  233,167              140,848
    Prepaid expenses and deposits                                                        552,211              119,102
                                                                                     -----------          -----------
              Total current assets                                                    12,233,741           13,431,415
                                                                                     -----------          -----------

MARKETABLE SECURITIES, AT COST                                                         7,154,852            7,172,095
                                                                                     -----------          -----------

PROPERTY AND EQUIPMENT:
    Equipment, furniture and fixtures                                                  1,334,648            1,276,895
    Leasehold improvements                                                               386,428              368,851
                                                                                     -----------          -----------
              Total                                                                    1,721,076            1,645,746
    Accumulated depreciation and amortization                                           (851,774)            (771,274)
                                                                                     -----------          -----------
        Property and equipment, net                                                      869,302              874,472
                                                                                     -----------          -----------

OTHER ASSETS:
    Intangible assets, net of accumulated
        amortization of $40,369 and $37,065                                              540,609              527,640
                                                                                     -----------          -----------
TOTAL                                                                                $20,798,504          $22,005,622
                                                                                     ===========          ===========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                                         $   718,336          $   481,267
    Accrued salaries and payroll taxes                                                    63,366               63,000
    Other accrued liabilities                                                            186,579              195,815
    Deferred revenue                                                                      93,750               75,000
                                                                                     -----------          -----------
              Total current liabilities                                                1,062,031              815,082
                                                                                     -----------          -----------

SHAREHOLDERS' EQUITY:
    Preferred stock $.001 par value; authorized 5,000,000
        shares, none issued or outstanding
    Common stock $.001 par value; authorized 25,000,000
        shares; 7,871,778 and 7,743,078 shares
        issued and outstanding                                                             7,872                7,743
    Unrealized holding loss on securities
      available-for-sale                                                                (274,663)            (396,965)
    Additional paid-in capital                                                        40,335,901           39,977,455
    Accumulated deficit                                                              (20,332,637)         (18,397,693)
                                                                                     -----------          -----------
              Total shareholders' equity                                              19,736,473           21,190,540
                                                                                     -----------          -----------
TOTAL                                                                                $20,798,504          $22,005,622
                                                                                     ===========          ===========

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                                                     1995                   1994
                                                                                 ------------           ------------
REVENUE:
    Contract revenue                                                             $     59,250           $     93,719
    Contract revenue from related party                                                 3,000                  3,000
    Interest income                                                                   262,808                355,975
    Loss on sale of marketable securities                                                 ---                (21,088)
                                                                                 ------------           ------------
              Total revenue                                                           325,058                431,606
                                                                                 ------------           ------------

EXPENSES:
    Research expenses-Perio Product                                                 1,118,675                619,005
    Research and development                                                          862,789                997,693
    Administrative                                                                    278,538                240,702
                                                                                 ------------           ------------
              Total expenses                                                        2,260,002              1,857,400
                                                                                 ------------           ------------

NET LOSS                                                                         $ (1,934,944)          $ (1,425,794)
                                                                                 ============           ============

NET LOSS PER COMMON SHARE                                                        $       (.25)          $       (.18)
                                                                                 ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 7,812,430              7,736,100
                                                                                 ============           ============





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)



                                      Common Stock           Additional     Unrealized                               Total
                                    --------------            Paid-in         Holding           Accumulated       Shareholders'
                                  Shares     Amount           Capital       Gain (Loss)           Deficit             Equity
                                ---------    -------        -----------     ----------        ------------         -----------
BALANCE,
December 31, 1994               7,743,078     $7,743        $39,977,455     $ (396,965)       $(18,397,693)        $21,190,540

Exercise of
 stock options                    129,700        129            358,446                                                358,575
Unrealized holding
 gain                                                                          122,302                                 122,302

Net loss for
 the period                           ---        ---                ---            ---          (1,934,944)         (1,934,944)
                                ---------    -------        -----------     ----------        ------------         -----------

BALANCE,
March 31, 1995                  7,871,778    $ 7,872        $40,335,901      $(274,663)       $(20,332,637)        $19,736,473
                                =========    =======        ===========     ==========        ============         ===========





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                                                          1995                       1994
                                                                                       -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (1,934,944)             $ (1,425,794)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                                                         80,500                    62,679
      Amortization of patents                                                               3,304                     2,354
      Amortization of bond premiums                                                        17,243                    16,205
      Loss on sale of marketable securities                                                   ---                    21,088
      Write-off of obsolete patents                                                           ---                    26,850
    Net changes in current assets and liabilities:
      Accounts receivable                                                                  83,558                    13,535
      Prepaid expenses and deposits                                                      (433,109)                  (89,142)
      Interest receivable                                                                 (92,319)                 (148,787)
      Accounts payable - trade                                                            237,069                     3,363
      Accrued salaries and payroll taxes                                                      366                     7,844
      Other accrued liabilities                                                            (9,236)                   (6,335)
      Deferred revenue                                                                     18,750                    51,534
                                                                                     ------------              ------------
             Net cash used in operating activities                                     (2,028,818)               (1,464,606)
                                                                                     ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of equipment, furniture and fixtures                                    (57,753)                  (41,162)
      Acquisition of leasehold improvements                                               (17,577)                  (18,278)
      Investments in intangible assets                                                    (16,273)                  (62,504)
      Proceeds from sale of marketable securities available-for-sale                          ---                 1,500,000
      Investment in marketable securities                                                 (53,915)                 (107,912)
                                                                                     ------------              ------------
             Net cash provided by (used in) investing activities                         (145,518)                1,270,144
                                                                                     ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and exercise of
        stock options                                                                     358,575                    75,229
                                                                                     ------------              ------------
             Net cash provided by financing activities                                    358,575                    75,229
                                                                                     ------------              ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,815,761)                 (119,233)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,880,275                   589,317
                                                                                     ------------              ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     64,514              $    470,084
                                                                                     ============              ============




                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements of Atrix Laboratories, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist only of normal occurring accruals) for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1994, filed with the Securities and Exchange Commission in the Company's Annual Report Form 10-K.


NOTE 2.  RELATED PARTY

         The Company is the General Partner of Vipont Royalty Income Fund, Ltd. (the "Partnership"). The Partnership has ongoing expenses related to its status as a publicly traded partnership, including the cost of preparing and filing reports required by the Securities Exchange Act of 1934, and the Internal Revenue Service, and providing certain communications to the limited partners. It is estimated that the cost of preparing, filing and mailing the various reports, including an annual audit is approximately $30,000. The Partnership has exhausted all cash funds. The Company has agreed to advance additional funds to the Partnership to pay these expenses for the Partnership's calendar year ending December 31, 1995. All such advances will be due and payable, if ever, from the Partnership's share of royalties and/or proceeds from the sale of the rights to the Perio Product.

         As of March 31, 1995, the Partnership had approximately $138,000 in accounts payable, consisting of management fees owed to the Company, as General Partner, and trade payables. The Company expensed the amounts advanced to the Partnership to pay general and administrative expenses in accordance with generally accepted accounting principles for advances to a research and development limited partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO
         THREE MONTHS ENDED MARCH 31, 1994

         Contract revenue represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities for the ATRIGEL(TM) system, and was approximately $59,000 for the three months ended March 31, 1995, compared to approximately $94,000 for the three months ended March 31, 1994. The decrease in contract revenue was a result of the Company completing joint development contracts that were in progress in the prior year.

         Contract revenue from related party represented revenue the Company earned for the management of the Partnership, and was approximately $3,000 for the three months ended March 31, 1995 compared to the same amount for the three months ended March 31, 1994.

         Interest income for the three months ended March 31, 1995, was approximately $263,000 compared to approximately $356,000 for the three months ended March 31, 1994. Interest income decreased due to a reduction in principal investments as a result of the funds being used in general operations. The majority of the funds were invested in mutual funds, long-term U.S. government and government agency investments.

         A loss on sale of marketable securities of approximately $21,000 was recognized in the three month period ended March 31, 1994. There was no loss recognized in the current quarter because certain bonds matured and provided adequate funds for current operations. The prior period loss resulted from the sale of securities, available-for-sale at a time when the bond market had substantially declined compared to the period when the securities were purchased. The proceeds from the sale of marketable securities in the prior year were used to fund normal operations.

         Research expenses-Perio Product for the three months ended March 31, 1995, were approximately $1,119,000 compared to approximately $619,000 for the three months ended March 31, 1994. The increase was due to the commencement of the pivotal Phase III clinical studies in the current quarter. Research expenses are anticipated to increase in subsequent quarters as additional expenses for the clinical studies are incurred.

         Research and development expenses included activities for the development of the ATRISORB(TM) Barrier product and other activities for the Company's own benefit. Research and development expenses decreased to approximately $863,000 during the three months ended

March 31, 1995, from approximately $998,000 for the three months ended March 31, 1994. The decrease was primarily a result of a reduction of activity in the drug delivery research area related to the ATRIGEL(TM) system due to the Company's focus on completing clinical studies during the current year.

         Administrative expenses increased to approximately $279,000 during the three months ended March 31, 1995, from approximately $241,000 for the three months ended March 31, 1994. The primary reason for this increase was the timing of the expenses for the annual reports and proxy materials distribution, which were recognized earlier in 1995 than in the prior year.

         The Company recorded a net loss of approximately $1,935,000 for the three months ended March 31, 1995, compared to a net loss of approximately $1,426,000 for the three months ended March 31, 1994. The current period loss was higher due to decreased revenues and increased expenses associated with the commencement of the pivotal Phase III clinical studies on the Perio Product, additional research on the ATRISORB(TM) Barrier product and the ATRIGEL(TM) drug delivery system.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1995, the Company had cash and cash equivalents of approximately $65,000, marketable securities at cost of approximately $7,897,000, marketable securities available-for-sale of approximately $3,477,000, and other current assets of approximately $795,000, for total current assets of approximately $12,234,000. Current liabilities totaled approximately $1,062,000, which resulted in working capital of approximately $11,172,000.

         The Company had funds available of approximately $18,594,000 to fund working capital requirements and capital expenditures. This included approximately $65,000 in cash and cash equivalents, approximately $7,897,000 in marketable securities with a maturity date of less than twelve months from the current period end, approximately $3,477,000 of marketable securities available-for-sale and approximately $7,155,000 in marketable securities with a maturity date greater than twelve months from the current period end.

         During the three months ended March 31, 1995, the Company used net cash from operating activities of approximately $2,029,000. This was primarily a result of a net loss of approximately $1,935,000, which was increased by prepaid expenses and interest receivable. This total was partially offset by changes in other operating assets, depreciation, amortization and accounts payable. Changes in other operating assets and liabilities included a decrease in cash for prepaids of approximately $433,000 due to the initial payments for clinical studies, an increase in cash for accounts payable of approximately $237,000 and a decrease in cash for interest receivable of approximately $92,000.

         The Company used net cash from investing activities of approximately $146,000 during the three months ended March 31, 1995 mainly for the acquisition of capital equipment and leasehold improvements to the corporate facility and to the pilot manufacturing facility.

         Net cash provided from financing activities was approximately $359,000. The increase was a result of the exercise of stock options by certain directors and employees.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $75,000 for property, equipment and leasehold improvements, and approximately $16,000 for patent development in the three month period ending March 31, 1995.

         The Partnership has ongoing expenses related to its status as a publicly traded partnership, including the cost of preparing and filing reports required by the Securities Exchange Act of 1934, and the Internal Revenue Code, and providing certain communications to the limited partners. It is estimated that the cost of preparing, filing and mailing the various reports, including an annual audit will be approximately $30,000. The Partnership has exhausted all cash funds. The Company has agreed to advance additional funds to the Partnership to pay these expenses for the Partnership's calendar year ending December 31, 1995. All such advances will be due and payable, if ever, from the Partnership's share of royalties and/or proceeds from the sale of the rights to the Perio Product.

         As of March 31, 1995, the Partnership had approximately $138,000 in accounts payable, consisting of management fees owed to the Company, as General Partner, and trade payables. The Company expensed the amounts owed to the Partnership to pay general and administrative expenses in accordance with generally accepted accounting principles for advances to a research and development limited partnership.

         The Company expects to incur substantial expenditures over the next two years for research and development, testing and regulatory compliance and for hiring additional management, scientific, manufacturing and administrative personnel. The Company will use substantial funds to undertake any clinical testing. The Company expects to incur substantial operating losses for the foreseeable future. Depending on the results of the Company's research and development activities, the Company may determine to accelerate or expand its efforts in one or more of its proposed areas and may therefore require additional funds earlier than presently anticipated. Further, the Company will require significant additional funds or arrangements with third parties to commercialize any of its products. The Company will also require substantial additional funds if it proceeds to manufacture and market any products on a commercial scale. Such funds will be needed to construct additional facilities and to hire manufacturing and marketing personnel. There can be no assurance that additional financing will be available when needed on terms favorable to the Company.

         The Company believes that under the current operating plan its existing capital resources will be sufficient to meet its operating expenses and capital expenditure requirements through at least 1996. However, as the Company's goal is to maintain a cash and investment balance sufficient to fund its operating expenses for at least two years, the Company expects to seek additional capital through debt and/or equity financings in the next twelve to eighteen months. There can be no assurance that such funds will be available to the Company on favorable terms, if at all. In addition, the availability of such funds may be adversely affected by increasing governmental pressures on the pharmaceutical industry. The Company currently has no commitments or arrangements for raising additional capital. The Company cannot predict the effect that health care reforms may have on the Company. The Company's long-term success depends on sales of products that must undergo an extensive regulatory approval process. There can be no assurance that regulatory agency approvals will be obtained for any products or drugs developed or discovered by the Company, or that the Company will be successful in developing any products or drugs.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27. Financial Data Schedule.

    (b)  Reports on Form 8-K

         A Current Report on Form 8-K, dated January 23, 1995, was filed with the Securities and Exchange Commission under Item 5 regarding the commencement of Phase III trials for the Company's Perio Product containing doxycycline. No other reports on Form 8-K were filed during the period ended March 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ATRIX LABORATORIES, INC.
                                           (Registrant)


May 9, 1995                                By:/s/ John E. Urheim
                                              -----------------------------------------------------------------------
                                                  John E. Urheim
                                                  Vice Chairman of the Board of Directors and Chief Executive Officer




May 9, 1995                                By:/s/ Kimberly A. Marks
                                              -----------------------------------------------------------------------
                                                  Kimberly A. Marks
                                                  Corporate Controller, Assistant Secretary, and Assistant Treasurer

                                 EXHIBIT INDEX

Exhibit No.                        Exhibit Description                      Page
- - -----------                        -------------------                      ----
    27                           Financial Data Schedule