Form 10-Q
period 1995-06-30
ATRIX LABORATORIES INC
filed 1995-08-02
CIK 809875

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                      Commission File No.
   June 30, 1995                                                0-18231

                            ATRIX LABORATORIES, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 84-1043826
- --------------------------------------------------------------------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

2579 Midpoint Drive
Fort Collins, Colorado                                             80525
- --------------------------------------------------------------------------------
(Address of principal                                           (Zip Code)
 executive offices)

                                 (970) 482-5868
          -----------------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X                     No
                              -----                      -----

         As of July 25, 1995, there were outstanding 7,877,428 shares of the Registrant's $.001 par value common stock.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS
                       JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                                      June 30,           December 31,
                                                                                        1995                 1994
                                                                                   -------------         ------------
                                                                                     (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $   1,104,707         $  1,880,275
    Marketable securities, at cost                                                     4,664,078            7,896,827
    Marketable securities, available-for-sale                                          3,658,812            3,300,894
    Accounts receivable                                                                   19,630               93,469
    Interest receivable                                                                  119,105              140,848
    Prepaid expenses and deposits                                                        433,917              119,102
    Inventory - Raw Materials                                                             64,170                  ---
                                                                                   -------------         ------------
              Total current assets                                                    10,064,419           13,431,415
                                                                                   -------------         ------------

MARKETABLE SECURITIES, AT COST                                                         7,138,256            7,172,095
                                                                                   -------------         ------------
PROPERTY AND EQUIPMENT:

    Equipment, furniture and fixtures                                                  1,467,371            1,276,895
    Leasehold improvements                                                               398,108              368,851
                                                                                   -------------         ------------
              Total                                                                    1,865,479            1,645,746
    Accumulated depreciation and amortization                                           (937,593)            (771,274)
                                                                                   -------------         ------------
        Property and equipment, net                                                      927,886              874,472
                                                                                   -------------         ------------
OTHER ASSETS:
    Intangible assets, net of accumulated
        amortization of $43,855 and $37,065                                              570,610              527,640
                                                                                   -------------         ------------
TOTAL                                                                              $  18,701,171         $ 22,005,622
                                                                                   =============         ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                                       $     572,867         $    481,267
    Accrued salaries and payroll taxes                                                    66,375               63,000
    Other accrued liabilities                                                            176,378              195,815
    Deferred revenue                                                                     162,501               75,000
                                                                                   -------------         ------------
              Total current liabilities                                                  978,121              815,082
                                                                                   -------------         ------------
SHAREHOLDERS' EQUITY:

    Preferred stock $.001 par value; authorized 5,000,000 shares, none issued or outstanding

    Common stock $.001 par value; authorized 25,000,000 shares; 7,876,578 and 7,743,078 shares

        issued and outstanding                                                             7,877                7,743
    Unrealized holding loss on securities
      available-for-sale                                                                (149,666)            (396,965)
    Additional paid-in capital                                                        40,341,296           39,977,455
    Accumulated deficit                                                              (22,476,457)         (18,397,693)
                                                                                   -------------         ------------
              Total shareholders' equity                                              17,723,050           21,190,540
                                                                                   -------------         ------------
TOTAL                                                                              $  18,701,171         $ 22,005,622
                                                                                   =============         ============

                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

                                                       1995             1994
                                                   -----------      -----------
REVENUE:
    Contract revenue                               $   182,416      $   218,390
    Contract revenue from related party                  3,000            3,000
    Interest income                                    281,883          334,796
    Loss on sale of marketable securities                 --            (42,507)
                                                   -----------      -----------
              Total revenue                            467,299          513,679
                                                   -----------      -----------
EXPENSES:
    Research expenses-Perio Product                  1,438,555          740,759
    Research and development                           886,304          966,192
    Administrative                                     287,260          163,773
                                                   -----------      -----------
              Total expenses                         2,612,119        1,870,724
                                                   -----------      -----------
NET LOSS                                           $(2,144,820)     $(1,357,045)
                                                   ===========      ===========
NET LOSS PER COMMON SHARE                          $      (.27)     $      (.18)
                                                   ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                  7,875,741        7,742,578
                                                   ===========      ===========




                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

                                                       1995              1994
                                                   -----------      -----------
REVENUE:
    Contract revenue                               $   238,666      $   312,109
    Contract revenue from related party                  6,000            6,000
    Interest income                                    544,691          690,772
    Loss on sale of marketable securities                 --            (63,595)
                                                   -----------      -----------
              Total revenue                            789,357          945,286
                                                   -----------      -----------
EXPENSES:
    Research expenses-Perio Product                  2,556,104        1,360,370
    Research and development                         1,749,220        1,963,282
    Administrative                                     562,797          404,473
                                                   -----------      -----------
              Total expenses                         4,868,121        3,728,125
                                                   -----------      -----------

NET LOSS                                           $(4,078,764)     $(2,782,839)
                                                   ===========      ===========
NET LOSS PER COMMON SHARE                          $      (.52)     $      (.36)
                                                   ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                  7,844,260        7,739,256
                                                   ===========      ===========


                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (Unaudited)

                                                         Additional       Unrealized                              Total
                                Common Stock              Paid-in          Holding           Accumulated      Shareholders'
                          --------------------------
                            Shares        Amount          Capital         Gain (Loss)          Deficit            Equity
                          ---------     ------------     -----------------------------      ------------      ------------
BALANCE,
December 31, 1994         7,743,078     $      7,743     $ 39,977,455     $   (396,965)     $(18,397,693)     $ 21,190,540

Exercise of
 stock options              133,500              134          363,841             --                --             363,975

Unrealized holding
 gain                          --               --               --            247,299              --             247,299

Net loss for
 the period                    --               --               --               --          (4,078,764)       (4,078,764)
                          ---------     ------------     ------------     ------------      ------------      ------------
BALANCE,
June 30, 1995             7,876,578     $      7,877     $ 40,341,296     $   (149,666)     $(22,476,457)     $ 17,723,050
                          =========     ============     ============     ============      ============      ============



                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

                                                                             1995             1994
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(4,078,764)     $(2,782,839)
    Adjustments to reconcile net loss to net cash
      used in operating activities:

      Depreciation                                                           166,319          128,413
      Amortization of patents                                                  6,790            5,525
      Amortization of bond premiums                                          125,788          178,149
      Loss on sale of marketable securities                                     --             63,595
      Write-off of obsolete patents                                            5,507           64,779
    Net changes in current assets and liabilities:

      Accounts receivable                                                     73,839           19,777
      Prepaid expenses and deposits                                         (314,815)         (61,369)
      Inventory                                                              (64,170)            --
      Interest receivable                                                     21,743            8,065
      Accounts payable - trade                                                91,600          (46,902)
      Accrued salaries and payroll taxes                                       3,375           10,644
      Other accrued liabilities                                              (19,437)         (13,636)
      Deferred revenue                                                        87,501          (96,857)
                                                                         -----------      -----------
             Net cash used in operating activities                        (3,894,724)      (2,522,656)
                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisition of equipment, furniture and fixtures                      (190,476)        (139,949)
      Acquisition of leasehold improvements                                  (29,257)         (19,609)
      Investments in intangible assets                                       (55,266)         (96,403)
      Proceeds from sale of marketable securities available-for-sale            --          2,405,687
      Proceeds from maturities of marketable securities                    3,140,800             --
      Investment in marketable securities                                   (110,620)        (201,947)
                                                                         -----------      -----------
             Net cash provided by investing activities                     2,755,181        1,947,779
                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock and exercise of

        stock options                                                        363,975           75,229
                                                                         -----------      -----------
             Net cash provided by financing activities                       363,975           75,229
                                                                         -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (775,568)        (499,648)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,880,275          589,317
                                                                         -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 1,104,707      $    89,669
                                                                         ===========      ===========

                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements of Atrix Laboratories, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist only of normal recurring accruals) for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1994, filed with the Securities and Exchange Commission in the Company's Annual Report Form 10-K.

NOTE 2.  RELATED PARTY

         The Company is the General Partner of Vipont Royalty Income Fund, Ltd. (the "Partnership"). The Partnership has ongoing expenses related to its status as a public partnership, including the cost of preparing and filing reports required by the Securities Exchange Act of 1934 and the Internal Revenue Service, and providing certain communications to the limited partners. It is estimated that the cost of preparing, filing and mailing the various reports, including an annual audit, is approximately $30,000 per year. The Partnership has exhausted all cash funds. The Company has agreed to advance funds to the Partnership to pay these expenses for the Partnership's calendar year ending December 31, 1995. All such advances will be due and payable, if ever, from the Partnership's share of royalties and/or proceeds from the sale of the rights to the Perio Product.

         As of June 30, 1995, the Partnership had approximately $148,000 in accounts payable, consisting of management fees owed to the Company, as General Partner, and trade payables. The Company expensed the amounts advanced to the Partnership to pay general and administrative expenses in accordance with generally accepted accounting principles for advances to a research and development limited partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO
         THREE MONTHS ENDED JUNE 30, 1994

         Contract revenue represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities for the ATRIGEL (TM) system, and was approximately $182,000 for the three months ended June 30, 1995, compared to approximately $218,000 for the three months ended June 30, 1994. The decrease in contract revenue was a result of the Company completing a number of contracts that were in progress in the prior period, while contracts initiated in the current period have generated less revenue to date.

         Contract revenue from related party represented revenue the Company earned for the management of the Partnership, and was approximately $3,000 for the three months ended June 30, 1995 compared to the same amount for the three months ended June 30, 1994.

         Interest income for the three months ended June 30, 1995, was approximately $282,000 compared to approximately $335,000 for the three months ended June 30, 1994. Interest income decreased due to a reduction in principal investments as a result of the funds being used in general operations. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing cash accounts to meet the Company's short-term operating needs.

         A loss on sale of marketable securities of approximately $43,000 was recognized in the three month period ended June 30, 1994. There was no loss recognized in the current quarter because certain bonds matured and provided adequate funds for current operations. The prior period loss resulted from the sale of securities, available-for-sale at a time when the bond market had substantially declined compared to the period when the securities were purchased. The proceeds from the sale of marketable securities in the prior year were used to fund normal operations.

         Research expenses-Perio Product for the three months ended June 30, 1995, were approximately $1,439,000 compared to approximately $741,000 for the three months ended June 30, 1994. The increase was due to the commencement of two Phase III clinical studies in January 1995. Research expenses are anticipated to increase in subsequent periods as additional expenses for the clinical studies are incurred.

         Research and development expenses included activities for the development of the ATRISORB TM Barrier product and other research activities for the Company's own benefit. Research and development expenses decreased to approximately $886,000 during the three months ended June 30, 1995, from approximately $966,000 for the three months ended June 30, 1994. The decrease was primarily a result of a reduction of activity in the drug delivery research area for other applications of the ATRIGEL (TM) system due to the Company's focus on completing clinical studies related to the periodontal products during the current year.

         Administrative expenses increased to approximately $287,000 during the three months ended June 30, 1995, from approximately $164,000 for the three months ended June 30, 1994. The primary reasons for this increase were increased legal, accounting, and corporate marketing expenses.

         The Company recorded a net loss of approximately $2,145,000 for the three months ended June 30, 1995, compared to a net loss of approximately $1,357,000 for the three months ended June 30, 1994. The current period loss was higher due to decreased revenues and increased expenses associated with the commencement of two Phase III clinical studies on the Perio Product, and additional research and development on the ATRISORB (TM) Barrier product and the ATRIGEL (TM) drug delivery system.

         SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
         SIX MONTHS ENDED JUNE 30, 1994

         Contract revenue represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities for the ATRIGEL (TM) system, and was approximately $239,000 for the six months ended June 30, 1995, compared to approximately $312,000 for the six months ended June 30, 1994. The decrease in contract revenue was a result of the Company completing a number of contracts that were in progress in the prior period, while contracts initiated in the current period have generated less revenue to date.

         Contract revenue from related party represented revenue the Company earned for the management of the Partnership, and was approximately $6,000 for the six months ended June 30, 1995 compared to the same amount for the six months ended June 30, 1994.

         Interest income for the six months ended June 30, 1995, was approximately $545,000 compared to approximately $691,000 for the six months ended June 30, 1994. Interest income decreased due to a reduction in principal investments as a result of the funds being used in general operations. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing cash accounts to meet the Company's short-term operating needs.

         A loss on sale of marketable securities of approximately $64,000 was recognized in the six month period ended June 30, 1994. There was no loss recognized in the current quarter because certain bonds matured and provided adequate funds for current operations. The prior period loss resulted from the sale of securities, available-for-sale at a time when the bond market had substantially declined compared to the period when the securities were purchased. The proceeds from the sale of marketable securities in the prior year were used to fund normal operations.

         Research expenses-Perio Product for the six months ended June 30, 1995, were approximately $2,556,000 compared to approximately $1,360,000 for the six months ended June 30, 1994. The increase was due to the commencement of two Phase III clinical studies in January 1995. Research expenses are anticipated to increase in subsequent periods as additional expenses for the clinical studies are incurred.

         Research and development expenses included activities for the development of the ATRISORB (TM) Barrier product and other research activities for the Company's own benefit. Research and development expenses decreased to approximately $1,749,000 during the six months ended June 30, 1995, from approximately $1,963,000 for the six months ended June 30, 1994. The decrease was primarily a result of a reduction of activity in the drug delivery research area for other applications of the ATRIGEL (TM) system due to the Company's focus on completing clinical studies related to the periodontal products during the current year.

         Administrative expenses increased to approximately $563,000 during the six months ended June 30, 1995, from approximately $404,000 for the six months ended June 30 1994. The primary reasons for this increase were increased legal, accounting, and corporate marketing expenses.

         The Company recorded a net loss of approximately $4,079,000 for the six months ended June 30, 1995, compared to a net loss of approximately $2,783,000 for the six months ended June 30, 1994. The current period loss was higher due to decreased revenues and increased expenses associated with the commencement of two Phase III clinical studies on the Perio Product, and additional research and development on the ATRISORB (TM) Barrier product and the ATRIGEL (TM) drug delivery system.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995, the Company had cash and cash equivalents of approximately $1,105,000, marketable securities at cost of approximately $4,664,000, marketable securities available-for-sale of approximately $3,659,000, and other current assets of approximately $636,000, for total current assets of approximately $10,064,000. Current liabilities totaled approximately $978,000, which resulted in working capital of approximately $9,086,000.

         The Company had funds available of approximately $16,566,000 to fund working capital requirements and capital expenditures. This included approximately $1,105,000 in cash and cash equivalents, approximately $4,664,000 in marketable securities with a maturity date of less than twelve months from the current period end, approximately $3,659,000 of marketable securities available- for-sale and approximately $7,138,000 in marketable securities with a maturity date greater than twelve months from the current period end.

         During the six months ended June 30, 1995, the Company used net cash from operating activities of approximately $3,895,000. This was primarily a result of a net loss of approximately $4,079,000, which was increased by prepaid expenses and inventory. This total cash used was partially offset by changes in other operating assets, depreciation, amortization and accounts payable. Changes in other operating assets and liabilities included a decrease in cash for prepaids of approximately $315,000 due to payments for clinical studies, an increase in cash for accounts receivable of approximately $74,000 and an increase in cash for deferred revenue of approximately $88,000.

         Net cash provided by investing activities was approximately $2,755,000 during the six months ended June 30, 1995, primarily as a result of the proceeds from maturities of marketable securities. This was reduced by cash used for the acquisition of capital equipment and leasehold improvements, investments in intangible assets, and investments in marketable securities.

         Net cash provided from financing activities was approximately $364,000. The increase was a result of the exercise of stock options by certain directors and employees.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $220,000 for property, equipment and leasehold improvements, and approximately $55,000 for patent development in the six month period ending June 30, 1995.

         The Partnership has ongoing expenses related to its status as a public partnership, including the cost of preparing and filing reports required by the Securities Exchange Act of 1934 and the Internal Revenue Code, and providing certain communications to the limited partners. It is estimated that the cost of preparing, filing and mailing the various reports, including an annual audit will be approximately $30,000. The Partnership has exhausted all cash funds. The Company has agreed to advance additional funds to the Partnership to pay these expenses for the Partnership's calendar year ending December 31, 1995. All such advances will be due and payable, if ever, from the Partnership's share of royalties and/or proceeds from the sale of the rights to the Perio Product.

         As of June 30, 1995, the Partnership had approximately $148,000 in accounts payable, consisting of management fees owed to the Company, as General Partner, and trade payables. The Company expensed the amounts owed to the Partnership to pay general and administrative expenses in accordance with generally accepted accounting principles for advances to a research and development limited partnership.

         The Company expects to incur substantial expenditures over the next two years for research and development, testing and regulatory compliance and for hiring additional management, scientific, manufacturing and administrative personnel. The Company will use significant funds to undertake any clinical testing. The Company expects to incur substantial operating losses for the foreseeable future. Depending on the results of the Company's research and development activities, the Company may determine to accelerate or expand its efforts in one or more of its proposed areas and may therefore require additional funds earlier than presently anticipated. Further, the Company will require significant additional funds or arrangements with third parties to commercialize any of its products. The Company will also require substantial additional funds if it proceeds to manufacture and market any products on a commercial scale. Such funds will be needed to construct additional facilities and to hire manufacturing and marketing personnel. There can be no assurance that additional financing will be available when needed on terms favorable to the Company.

         Management believes that under the current operating plan its existing capital resources will be sufficient to meet its operating expenses and capital expenditure requirements through at least 1996. However, as the Company's goal is to maintain a cash and investment balance sufficient to fund its operating expenses for at least two years, the Company expects to seek additional capital through debt and/or equity financings in the next twelve to eighteen months. There can be no assurance that such funds will be available to the Company on favorable terms, if at all. In addition, the availability of such funds may be adversely affected by increasing governmental pressures on the pharmaceutical industry. Management currently has no commitments or arrangements for raising additional capital. The Company cannot predict the effect that health care reforms may have on the Company. The Company's long-term success depends on sales of products that must undergo an extensive regulatory approval process. There can be no assurance that regulatory agency approvals will be obtained for any products or drugs developed or discovered by the Company, or that the Company will be successful in developing any products or drugs.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Shareholders Meeting was held on April 30, 1995, in Fort Collins, Colorado, for the purpose of re-electing Mr. William C. O'Neil and electing Mr. David R. Bethune to the Board of Directors as Class B directors, and ratifying the appointment of the Company's independent auditors.

         The following votes were cast by the Shareholders with respect to the election of directors named in the Proxy Statement:

                                          Shares           Shares           Shares
                                          Voted            Voted            Voted             Broker
                                           For            Against         Abstained          Non-Votes
                                        ---------         -------         ---------          ---------
 Mr. William C. O'Neil                  6,047,175         58,000              0                 0
 Mr. David R. Bethune                   6,047,017         58,158              0                 0

         The following votes were cast by Shareholders with respect to the resolution to ratify the Board of Directors' selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1995:

                                          Shares           Shares           Shares
                                          Voted            Voted            Voted             Broker
                                           For            Against         Abstained          Non-Votes
                                        ---------         -------         ---------          ---------
                                        6,031,800         38,236           35,139                0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K

                 A Current Report on Form 8-K, dated April 28, 1995, was filed with the Securities and Exchange Commission under Item 5 regarding license agreements signed with Paravax, Inc., and Gensia, Inc. No other reports on Form 8-K were filed during the period ended June 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ATRIX LABORATORIES, INC.
                                           (Registrant)

August 1, 1995                    By: /s/ John E. Urheim
                                     -----------------------------------------
                                       John E. Urheim
                                       Vice Chairman of the Board of Directors
                                       and Chief Executive Officer

August 1, 1995                    By: /s/ Kimberly A. Marks
                                     -----------------------------------------
                                       Kimberly A. Marks
                                       Corporate Controller, Assistant
                                       Secretary, and Assistant Treasurer

                                   EXHIBIT INDEX

Exhibit No.                     Exhibit Description                Page
- -----------                     --------------------               ----

   27                           Financial Data Schedule