Form 10-Q
period 1995-09-30
ATRIX LABORATORIES INC
filed 1995-11-09
CIK 809875

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                      Commission File No.
  September 30, 1995                                            0-18231

                              ATRIX LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                84-1043826
-------------------------------------------------------------------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)

  2579 Midpoint Drive
 Fort Collins, Colorado                                           80525
-------------------------------------------------------------------------------
 (Address of principal                                          (Zip Code)
  executive offices)

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

         As of November 6, 1995, there were 8,430,295 issued and outstanding shares of the Registrant's $.001 par value common stock.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                                     September 30,        December 31,
                                                                                         1995                 1994
                                                                                     -------------        ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $      37,348         $  1,880,275
    Marketable securities, at cost                                                      3,093,495            7,896,827
    Marketable securities, available-for-sale                                           3,717,999            3,300,894
    Accounts receivable                                                                    36,675               93,469
    Interest receivable                                                                   167,792              140,848
    Prepaid expenses and deposits                                                         374,149              119,102
    Inventory                                                                             197,249                  ---
                                                                                     ------------         ------------
              Total current assets                                                      7,624,707           13,431,415
                                                                                     ------------         ------------

MARKETABLE SECURITIES, AT COST                                                          7,120,471            7,172,095
                                                                                     ------------         ------------

PROPERTY AND EQUIPMENT:
    Equipment, furniture and fixtures                                                   1,610,029            1,276,895
    Leasehold improvements                                                                398,148              368,851
                                                                                     ------------         ------------
              Total                                                                     2,008,177            1,645,746
    Accumulated depreciation and amortization                                          (1,024,510)            (771,274)
                                                                                     ------------         ------------
        Property and equipment, net                                                       983,667              874,472
                                                                                     ------------         ------------

OTHER ASSETS:
    Intangible assets, net of accumulated
        amortization of $47,429 and $37,065                                               613,669              527,640
                                                                                     ------------         ------------
TOTAL                                                                                $ 16,342,514         $ 22,005,622
                                                                                     ============         ============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                                        $     799,194        $     481,267
    Accrued salaries and payroll taxes                                                     66,936               63,000
    Other accrued liabilities                                                             164,243              195,815
    Deferred revenue                                                                       15,001               75,000
                                                                                     ------------         ------------
              Total current liabilities                                                 1,045,374              815,082
                                                                                     ------------         ------------

SHAREHOLDERS' EQUITY:
    Preferred stock $.001 par value; authorized 5,000,000
        shares, none issued or outstanding
    Common stock $.001 par value; authorized 25,000,000
        shares; 8,430,295 and 7,743,078 shares issued and outstanding                       8,430                7,743
    Unrealized holding loss on securities,
      available-for-sale                                                                 (147,818)            (396,965)
    Additional paid-in capital                                                         43,873,726           39,977,455
    Accumulated deficit                                                               (28,437,198)         (18,397,693)
                                                                                     ------------         ------------
              Total shareholders' equity                                               15,297,140           21,190,540
                                                                                     ------------         ------------
TOTAL                                                                                $ 16,342,514         $ 22,005,622
                                                                                     ============         ============

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


                                                                                      1995                  1994
                                                                                  -----------           ------------
REVENUE:
    Contract revenue                                                              $   166,250           $    139,752
    Contract revenue from related party                                                 3,000                  3,000
    Interest income                                                                   253,562                324,222
    Loss on sale of marketable securities                                              (3,468)              (119,091)
    Loss on sale of equipment                                                          (1,702)                   ---
                                                                                  -----------           ------------
              Total revenue                                                           417,642                347,883
                                                                                  -----------           ------------

EXPENSES:
    Research expenses-Perio Product                                                 1,607,047                683,495
    Research and development                                                          905,896                928,685
    Administrative                                                                    161,920                146,462
    Acquisition of rights                                                           3,703,521                    ---
                                                                                  -----------           ------------
              Total expenses                                                        6,378,384              1,758,642
                                                                                  -----------           ------------

NET LOSS                                                                          $(5,960,742)          $ (1,410,759)
                                                                                  ===========           ============

NET LOSS PER COMMON SHARE                                                         $      (.76)          $       (.18)
                                                                                  ===========           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 7,883,307              7,742,578
                                                                                  ===========           ============





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


                                                                                    1995                  1994
                                                                                -------------        ---------------
REVENUE:
    Contract revenue                                                            $     404,916         $      451,861
    Contract revenue from related party                                                 9,000                  9,000
    Interest income                                                                   798,253              1,014,992
    Loss on sale of marketable securities                                              (3,468)              (182,685)
    Loss on sale of equipment                                                          (1,702)                   ---
                                                                                -------------        ---------------
              Total revenue                                                         1,206,999              1,293,168
                                                                                -------------        ---------------

EXPENSES:
    Research expenses-Perio Product                                                 4,177,603              2,044,376
    Research and development                                                        2,638,167              2,891,437
    Administrative                                                                    620,227                550,953
    Acquisition of rights                                                           3,810,507                    ---
                                                                                -------------        ---------------
              Total expenses                                                       11,246,504              5,486,766
                                                                                -------------        ---------------

NET LOSS                                                                        $ (10,039,505)       $    (4,193,598)
                                                                                =============        ===============

NET LOSS PER COMMON SHARE                                                       $       (1.28)       $          (.54)
                                                                                =============        ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 7,857,419              7,740,371
                                                                                =============        ===============





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)



                                   Common Stock              Additional    Unrealized                                Total
                             -----------------------          Paid-in        Holding           Accumulated        Shareholders'
                                Shares       Amount           Capital      Gain (Loss)           Deficit             Equity
                             ------------  ---------        -----------   -------------       -------------       -------------
BALANCE,
December 31, 1994               7,743,078  $   7,743        $39,977,455   $    (396,965)      $ (18,397,693)       $ 21,190,540

Exercise of
 stock options                    136,350        136            375,864             ---                 ---             376,000

Acquisition of
  rights                          550,867        551          3,520,407             ---                 ---           3,520,958

Unrealized holding
 gain                                 ---        ---                ---         249,147                 ---             249,147

Net loss for
 the period                           ---        ---                ---             ---         (10,039,505)        (10,039,505)
                             ------------  ---------        -----------   -------------       -------------        ------------

BALANCE,
September 30, 1995              8,430,295  $   8,430        $43,873,726   $    (147,818)      $ (28,437,198)        $15,297,140
                             ============  =========        ===========   =============       =============        ============





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                                                                        1995                      1994
                                                                                  ---------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $   (10,039,505)           $   (4,193,598)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                                        260,308                   200,447
      Loss on sale of equipment                                                             1,703                      ---
      Amortization of patents                                                              10,363                     8,845
      Amortization of bond premiums                                                       143,573                   194,866
      Loss on sale of marketable securities                                                 3,467                   182,685
      Write-off of obsolete patents                                                         5,507                    64,779
      Acquisition of rights through issuance of common stock                            3,520,958                       ---
    Net changes in current assets and liabilities:
      Accounts receivable                                                                  56,794                     7,125
      Prepaid expenses and deposits                                                      (255,047)                  (20,091)
      Inventory                                                                          (197,249)                      ---
      Interest receivable                                                                 (26,944)                 (138,865)
      Accounts payable - trade                                                            317,927                  (211,248)
      Accrued salaries and payroll taxes                                                    3,936                    11,408
      Other accrued liabilities                                                           (31,572)                  (22,872)
      Deferred revenue                                                                    (59,999)                 (115,106)
                                                                                  ---------------             -------------
             Net cash used in operating activities                                     (6,285,780)               (4,031,625)
                                                                                  ---------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of equipment, furniture and fixtures                                   (342,359)                 (213,786)
      Acquisition of leasehold improvements                                               (29,297)                  (27,055)
      Investments in intangible assets                                                   (101,900)                 (124,537)
      Sale of equipment                                                                       450                       ---
      Proceeds from sale of marketable securities available-for-sale                    1,567,099                 4,348,194
      Proceeds from maturities of marketable securities                                 3,140,800                       ---
      Investment in marketable securities                                                (167,940)                 (280,251)
                                                                                  ---------------             -------------
             Net cash provided by investing activities                                  4,066,853                 3,702,565
                                                                                  ---------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and exercise of
        stock options                                                                     376,000                    75,229
                                                                                  ---------------             -------------
             Net cash provided by financing activities                                    376,000                    75,229
                                                                                  ---------------             -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,842,927)                 (253,831)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,880,275                   589,317
                                                                                  ---------------             -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $        37,348             $     335,486
                                                                                  ===============             =============

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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


NOTE 2.  RELATED PARTY

         The Company was the General Partner of Vipont Royalty Income Fund, Ltd., a Colorado limited partnership (the "Partnership"). On September 27, 1995, the limited partners (the "Limited Partners") of the Partnership approved the merger (the "Merger"), of the Partnership with and into Atrix, L.P., a Colorado limited partnership ("Atrix, L.P."), whereby the Limited Partners received shares of the common stock of the Company in exchange for their Partnership units. The Company was the sole limited partner of Atrix, L.P. AtrixSub, a Colorado corporation and a wholly-owned subsidiary of the Company, was the sole general partner of Atrix, L.P. The Company determined the value of the Partnership using an income valuation approach based on projected royalty payments from projected sales of the Company's Perio Product. The Company issued 106.54498 shares of common stock, valued at $6.39167 per share for purposes of the Merger, for each one unit of the 5,175 outstanding Partnership units, for a total consideration of $3,524,000. Additional expenses related to the Merger of approximately $287,000 were paid by the Company. The total cost of acquiring the Partnership rights of approximately $3,810,000 was expensed in the period ended September 30, 1995.

         The Company acquired the primary asset of the Partnership which was its right to receive payments from the Company based on royalties and/or proceeds from the sale of rights relating to the Company's Perio Product, if any, pursuant to certain agreements (the "Agreements") between the Company and the Partnership. Immediately following the Merger, the Agreements were terminated pursuant to a Termination Agreement dated September 27, 1995 entered into between the Company and Atrix, L.P. Atrix, L.P. and AtrixSub were subsequently dissolved, which resulted in the Company being the sole remaining entity.

         The Partnership had ongoing expenses related to its status as a public partnership, including the cost of preparing and filing reports required by the Securities Exchange Act of 1934, the Internal Revenue Service, and providing certain communications to the limited partners. It was estimated that the cost of preparing, filing and mailing the various reports, including an annual audit, would be approximately $30,000 per year. The Partnership had exhausted all cash funds. The Company had agreed to advance funds to the Partnership to pay these expenses for the calendar year ending December 31, 1995. All such advances would have been due and payable, if ever, from the Partnership's share of royalties and/or proceeds from the sale of the rights to the Perio Product. As of September 27, 1995, the Partnership had approximately $154,000 in accounts payable, consisting of management fees owed to the Company, as General Partner, and trade payables. The Company expensed the amounts advanced to the Partnership to pay general and administrative expenses in accordance with generally accepted accounting principles for advances to a research and development limited partnership. As a result of the Merger, the account payable will be forgiven.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 1994

         Contract revenue represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities for the ATRIGEL(R) system, and was approximately $166,000 for the three months ended September 30, 1995, compared to approximately $140,000 for the three months ended September 30, 1994. The increase in contract revenue was a result of the Company realizing more contract revenues in the current period than in the comparable period.

         Contract revenue from related party represented revenue the Company earned for the management of the Partnership, and was $3,000 for the three months ended September 30, 1995 compared to the same amount for the three months ended September 30, 1994. In subsequent periods, the Company will discontinue recording revenues for management fees as a result of the Merger.

         Interest income for the three months ended September 30, 1995, was approximately $254,000 compared to approximately $324,000 for the three months ended September 30, 1994. Interest income decreased due to a reduction in principal investments as a result of the funds being used in general operations. The majority of the funds were invested in U.S. government bond funds, long- term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         A loss on sale of marketable securities for the three months ended September 30, 1995 was approximately $3,500 compared to approximately $119,000 for the three month period ended September 30, 1994. The current period loss was substantially less than the comparable period due to improved market conditions for the bonds. The prior period loss resulted from the sale of securities, available-for-sale at a time when the bond market had substantially declined compared to the period when the securities were purchased. The proceeds from the sale of marketable securities were used to fund normal operations.

         Research expenses-Perio Product for the three months ended September 30, 1995, were approximately $1,607,000 compared to approximately $683,000 for the three months ended September 30, 1994. The continuation of two Phase III clinical studies which began in January 1995 and involve more than 800 subjects being treated at 20 centers resulted in significant increased research expenses from the comparable period's expenses related to preparation for the two studies.

         Research and development expenses were funded by the Company as well as third parties and included activities for the development of the ATRISORB(R) Barrier product and other research using the ATRIGEL(R) technology. Other research and development expenses decreased to approximately $906,000 during the three months ended September 30, 1995, from approximately $929,000 for the three months ended September 30, 1994. The decrease was primarily a result of a reduction of activity in the other drug delivery research of the ATRIGEL(R) system due to the Company's focus on conducting clinical studies related to the periodontal products during the current year.

         Administrative expenses increased to approximately $162,000 during the three months ended September 30, 1995, from approximately $146,000 for the three months ended September 30, 1994. The primary reasons for this increase were expenses related to legal fees, corporate marketing partner efforts, and recently hired employees.

         Acquisition of rights represented the exchange of shares of the Company's common stock for the Partnership's units. In the current period, the Company expensed $3,704,000 which included 550,867 shares of stock valued at $6.39167 per share and related expenses incurred of approximately $168,000.

         The Company recorded a net loss of approximately $5,961,000 for the three months ended September 30, 1995, compared to a net loss of approximately $1,411,000 for the three months ended September 30, 1994. The current period loss was higher primarily due to the one-time charge of $3,704,000 associated with the acquisition of Partnership rights. In addition, the current period loss was further increased due to decreased revenues and increased expenses associated with the continuation of two Phase III clinical studies on the Perio Product, and further research and development on the ATRISORB(R) Barrier product and the ATRIGEL(R) drug delivery system.

         NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30, 1994

         Contract revenue represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities for the ATRIGEL(R) system, and was approximately $405,000 for the nine months ended September 30, 1995, compared to approximately $452,000 for the nine months ended September 30, 1994. The decrease in contract revenue was a result of the Company completing a number of contracts that were in progress in the comparable period, while contracts initiated in the current period have generated less revenue.

         Contract revenue from related party represented revenue the Company earned for the management of the Partnership, and was $9,000 for the nine months ended September 30, 1995 compared to the same amount for the nine months
ended September 30, 1994.    In subsequent periods, the Company will
discontinue recording revenues for management fees as a result of the Merger.

         Interest income for the nine months ended September 30, 1995, was approximately $798,000 compared to approximately $1,015,000 for the nine months ended September 30, 1994. Interest income decreased due to a reduction in principal investments as a result of the funds being used in general operations. The majority of the funds were invested in U.S. government bond
funds, long- term U.S. government and government agency investments.   The
remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operation.

         A loss on sale of marketable securities for the nine months ended September 30, 1995, was approximately $3,500 compared to approximately $183,000 for the nine month period ended September 30, 1994. The current period loss was substantially less than the prior period due to improved market conditions for the bonds. The prior period loss resulted from the sale of securities, available-for-sale at a time when the bond market had substantially declined compared to the period when the securities were purchased. The proceeds from the sale of marketable securities were used to fund normal operations.

         Research expenses-Perio Product for the nine months ended September 30, 1995, were approximately $4,178,000 compared to approximately $2,044,000 for the nine months ended September 30, 1994. The continuation of two Phase III clinical studies which began in January 1995 and involve more than 800 subjects being treated at 20 centers resulted in significant increased expenses from the comparable period's expenses related to preparation for the two studies.

         Research and development expenses included activities for the development of the ATRISORB(R) Barrier product and other research activities for the Company's own benefit. Research and development expenses decreased to approximately $2,638,000 during the nine months ended September 30, 1995, from approximately $2,891,000 for the nine months ended September 30, 1994. The decrease was primarily a result of a reduction of activity in the drug delivery research area for other applications of the ATRIGEL(R) system due to the Company's focus on completing clinical studies related to the periodontal products during the current year.

         Administrative expenses increased to approximately $620,000 during the nine months ended September 30, 1995, from approximately $551,000 for the nine months ended September 30, 1994. The primary reasons for this increase were expenses for legal fees, corporate marketing partner efforts and recently hired employees.

         Acquisition of rights represented the exchange of shares of the Company's common stock for the Partnership's units. For the nine month period, the Company expensed $3,811,000 which included 550,867 shares of stock valued at $6.39167 per share and related expenses of approximately $286,000.

         The Company recorded a net loss of approximately $10,040,000 for the nine months ended September 30, 1995, compared to a net loss of approximately $4,194,000 for the nine months ended September 30, 1994. The current period loss was higher primarily due to a one-time charge of $3,811,000 associated with the acquisition of Partnership rights, which was completed. In addition, the current period loss was further increased due to decreased revenues and increased expenses associated with the continuation of two Phase III clinical studies on the Perio Product, and further research and development on the ATRISORB(R) Barrier product and the ATRIGEL(R) drug delivery system.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1995, the Company had cash and cash equivalents of approximately $37,000, marketable securities at cost of approximately $3,093,000, marketable securities, available-for-sale of approximately $3,718,000, and other current assets of approximately $777,000, for total current assets of approximately $7,625,000. Current liabilities totaled approximately $1,045,000, which resulted in working capital of approximately $6,580,000.

         The Company had funds available of approximately $13,968,000 to fund working capital requirements and capital expenditures. This included approximately $37,000 in cash and cash equivalents, approximately $3,093,000 in marketable securities with a maturity date of less than twelve months from the current period end, approximately $3,718,000 of marketable securities available-for-sale and approximately $7,120,000 in marketable securities with a maturity date greater than twelve months from the current period end.

         During the nine months ended September 30, 1995, the Company used net cash from operating activities of approximately $6,286,000. This was primarily a result of a net loss of approximately $10,040,000, which was offset by a one-time non-cash charge of $3,521,000 for the acquisition of Partnership rights, excluding cash distributions for fractional shares. Additional offsets were realized for depreciation and amortization of bond premiums. This total cash used was partially offset by changes in other operating assets and liabilities, including a decrease in cash for prepaids of approximately $255,000 due to payments for clinical studies, an increase in cash for accounts payable of approximately $318,000, and a decrease in cash for inventory of $197,000.

         Net cash provided by investing activities was approximately $4,067,000 during the nine months ended September 30, 1995, primarily as a result of the proceeds from maturities of marketable securities. This was reduced by cash used for the acquisition of capital equipment and leasehold improvements, investments in intangible assets, and investments in marketable securities.

         Net cash provided from financing activities was approximately $376,000. The increase was a result of the exercise of stock options by certain directors and employees.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $372,000 for property, equipment and leasehold improvements, and approximately $102,000 for patent development in the nine month period ending September 30, 1995.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K

                 i. A Current Report on Form 8-K, dated August 2, 1995, was filed with the Securities and Exchange Commission under Item 5 regarding the completion of the clinical phase of the pivotal study being conducted on the ATRISORB(R) Guided Tissue Regeneration (GTR) product, the completion of patient enrollment for the Phase III pivotal trials of the ATRIGEL(R) drug delivery system containing the drug doxycycline, and announcing the financial results for the second quarter; and

                 ii. A Current Report on Form 8-K dated August 23, 1995, was filed with the Securities and Exchange Commission under Item 5 regarding a proposal to exchange shares of the Company's common stock for all of the limited partnership interests in the Partnership.

                          No other reports on Form 8-K were filed during the period ended September 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ATRIX LABORATORIES, INC.
                                           (Registrant)


November 8, 1995                           By:/s/ John E. Urheim
                                              ----------------------------------
                                                  John E. Urheim
                                                  Vice Chairman of the Board of
                                                  Directors and Chief Executive
                                                  Officer




November 8, 1995                           By:/s/ Kimberly A. Marks
                                              ----------------------------------
                                                  Kimberly A. Marks
                                                  Corporate Controller,
                                                  Assistant Secretary, and
                                                  Assistant Treasurer

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                              EXHIBIT                            PAGE
------                              -------                            ----
  27                        Financial Data Schedule