Form 10-K
period 1995-12-31
ATRIX LABORATORIES INC
filed 1996-03-11
CIK 809875

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File No.
   December 31, 1995                                           0-18231

                              ATRIX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                               84-1043826
---------------------------                            ------------------------
 (State of Incorporation)                                  (I.R.S. Employer
                                                        Identification Number)
 2579 Midpoint Drive
Fort Collins, Colorado                                          80525
------------------------                              -------------------------
(Address of principal                                         (Zip Code)
 executive offices)

Registrant's Telephone No., including Area Code: (970) 482-5868
Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (___)

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1996 was $67,786,088.

         The number of shares of the Registrant's $.001 par value Common Stock outstanding as of March 1, 1996 was 8,473,261.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Shareholders scheduled to be held on April 28, 1996.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Atrix Laboratories, Inc. (the "Company"), originally named Vipont Research Laboratories, Inc., was formed in August 1986 as a Delaware corporation. The Company is engaged in the research and development of a broad range of medical, dental and veterinary products based on its proprietary biodegradable sustained release drug delivery system. This patented drug delivery system, trade-named ATRIGEL(R), consists of biodegradable polymers dissolved in biocompatible solvents that can be injected or inserted into the target site as flowable compositions (e.g. solutions, gels, pastes, and putties) and that solidify upon contact with body fluids to form an implant. The ATRIGEL(R) drug delivery system can incorporate various pharmaceutical compounds and is designed to release the compounds at targeted rates and over predetermined periods of time. The Company believes that the ATRIGEL(R) drug delivery system has the potential to enhance the therapeutic benefits of a broad range of drugs through one or more of the following means: sustained release of drug, ease of application, improved safety and efficacy, reduced costs and greater patient compliance. The Company also believes that the ATRIGEL(R) drug delivery system when used without the incorporation of a drug affords the same benefits for a range of medical device applications.

         The Company's drug delivery strategy is to combine the patented ATRIGEL(R) drug delivery system with drugs whose therapeutic effectiveness may be enhanced when administered in a sustained-release form or through increased patient compliance. The Company conducts research activities on its own behalf and performs contract research for third parties. The Company also conducts research for the United States government and its agencies through government grants. The Company has initiated early stage research programs with several pharmaceutical companies and is evaluating the use of the ATRIGEL(R) drug delivery system with drugs having various human and animal health applications. In addition the Company is pursuing human medical device applications in conjunction with other pharmaceutical and health care companies. There can be no assurance that these programs will result in commercial products or that the Company will ultimately enter into other funded research programs. In the past the Company has been awarded government grants (including grants by the Department of Defense and The National Institute of Health) to conduct research utilizing the ATRIGEL(R) drug delivery system. Such research continues to be directed toward the development of products in the orthopedic and periodontal disease areas. See - "Company's Products."

         The Company's products nearest to commercialization utilize the ATRIGEL(R) drug delivery system and are designed to treat periodontal disease. The Company's guided tissue regeneration product utilizing the ATRIGEL(R) drug delivery system without an active agent, trade-named ATRISORB(R), is designed to aid in the selective and enhanced regeneration of the periodontal tissue following gum surgery. A perio product containing doxycycline is designed to provide localized sustained delivery of an active agent, to diseased periodontal tissue (the "Perio Product").

CERTAIN RECENT DEVELOPMENTS

         ATRISORB(R) GTR BARRIER 510(K) FILING.    The Company completed human
clinical trials on the ATRISORB(R) GTR Barrier during 1995. On December 21, 1995, the Company filed a 510(k) notification with the U.S. Food and Drug Administration (the "FDA") to market the ATRISORB(R) GTR Barrier in guided tissue regeneration applications during periodontal surgery. See "Company's Products- The ATRISORB(R) GTR Barrier."

         PHASE III TRIALS. The Company commenced pivotal phase III trials on a periodontal product containing doxycycline ("Perio Product-Doxycycline") in January 1995. If the results of the clinical trials are favorable the Company plans to file a New Drug Application ("NDA") with the FDA during the first quarter of 1997. The pivotal phase III trials consist of two studies which are being conducted at twenty sites and include approximately 800 patients. See "Company's Products-The Perio Product."

         PARTNERSHIP MERGER. The Company was the sole general partner of Vipont Royalty Income Fund, Ltd., a Colorado limited partnership (the "Partnership"). The primary asset of the Partnership was its right to receive payments from the Company based on royalties and/or proceeds from the sale of rights relating to the Perio Product, if any, pursuant to certain agreements (the "Agreements") between the Company and the Partnership. On September 27, 1995, the limited partners (the "Limited Partners") of the Partnership approved the merger (the "Merger"), of the Partnership with and into Atrix, L.P., a Colorado limited partnership ("Atrix, L.P."). The Company was the sole limited partner of Atrix, L.P. AtrixSub, a Colorado corporation and a wholly-owned subsidiary of the Company, was the sole general partner of Atrix, L.P. The Company issued 106.54498 shares of Common Stock for each outstanding Partnership unit, for a total consideration of $3,524,000. Immediately following the Merger, the Agreements were terminated and Atrix, L.P. and AtrixSub were dissolved.

PERIODONTAL DISEASE

         Periodontal disease is characterized by chronic infection and inflammation of the gums and surrounding tissue, resulting in the formation of periodontal pockets (spaces between the gum and tooth) resulting from loss of the tooth's supporting structure (bone and periodontal ligament). It begins when plaque builds up on teeth and gums causing inflammation. If left untreated, the disease progresses and can lead to tooth loss. Periodontal disease is not curable, but continuous maintenance can prevent and/or delay flare-ups and further deterioration. The severity of the disease varies from the mildest cases, clinically termed gingivitis (bleeding gums), to the more severe cases, clinically termed periodontitis. When gingivitis is not controlled, the condition can progress into periodontitis.

         Periodontal disease is most prevalent after the age of 35. It has been reported by the American Dental Association that over 45 million people in the United States currently have some form of the disease, and the Company believes that only a small percentage are now being treated. Progression of the disease is usually painless, allowing the condition to become advanced before treatment is sought by the patient. Periodontal disease has no known cure, and effective treatment is possible only through periodic professional intervention to arrest further tissue deterioration. The most common treatment, scaling and root planing, requires the dental professional to plane away accumulated plaque and calculus above and below the gumline. For more serious cases, various forms of gum surgery are the primary treatment. The Company believes that many individuals diagnosed with the disease do not seek treatment due to a number of factors, including cost, pain and potential medical complications associated with currently available periodontal treatment.

COMPANY'S PRODUCTS

         ATRIGEL(R) DRUG DELIVERY SYSTEM. The ATRIGEL(R) drug delivery system offers a unique approach to drug delivery. This patented drug delivery system is comprised of a biodegradable polymer that is administered as flowable compositions (e.g. solutions, gels, pastes, and putties), which then solidify in situ upon contact with body fluids to form biodegradable implants. It is designed to provide extended localized drug delivery in a single application, without the need for surgical implantation or removal. Depending on the intended use or the specific drug to be delivered via the ATRIGEL(R) drug delivery system, the degradation rate of the system can be custom-tailored.
The Company believes that the unique properties of the drug delivery system create the potential for a wide variety of medical and veterinary applications. There can be no assurance, however, that the ATRIGEL(R) drug delivery system will be successfully developed for commercial use.

         The Company believes that the ATRIGEL(R) drug delivery system may provide benefits over traditional methods of drug administration such as capsules, injections and continuous infusion as a result of the following properties:

         * Versatility. The ATRIGEL(R) drug delivery system may be used with a wide variety of pharmaceutical compounds.

         * Ease of Application. The ATRIGEL(R) drug delivery system can be injected or inserted as flowable compositions (e.g. solutions, gels, pastes, and putties) by means of ordinary cannulas and syringes, or can be sprayed or painted onto tissues.

         * Biodegradability. The ATRIGEL(R) drug delivery system will biodegrade and thus is not expected to require removal when the drug is depleted.

         * Site Specificity. The ATRIGEL(R) drug delivery system can be delivered directly to the target area, thus potentially achieving higher drug concentrations at the desired site of action and minimizing systemic side effects.

         * Systemic Drug Delivery. The ATRIGEL(R) drug delivery system can be used to provide sustained drug release into the systemic circulation in these applications where the entire body requires treatment, and the drug is not active when taken by mouth.

                 Protein/Peptide Stability. The Atrigel(R) drug delivery system can be used to deliver proteins, peptides and other compounds having formulation stability or short in-vivo half lives.

         * Customized Continuous Release. The ATRIGEL(R) drug delivery system can be designed to provide continuous release of incorporated pharmaceuticals over a targeted time period so as to reduce the frequency of drug administration.

         * Custom Designed Degradation Rates. The ATRIGEL(R) drug delivery system has the ability to degrade over weeks, months, or even one year.

         * Low Cost and Ease of Manufacture. The ATRIGEL(R) drug delivery system is manufactured using a simple and inexpensive process relative to available sustained-release drug delivery systems.

         * Increased Patient Compliance. Because the drug is implanted and released over time, patient compliance is virtually assured.

         * Safety. All current components of the ATRIGEL(R) drug delivery system are biocompatible and have independently established safety and toxicity profiles. In addition, the polymers used in the system are members of a class of polymers some of which have previously been approved by the FDA for human use in other applications. The Company has also conducted toxicological studies on the ATRIGEL(R) drug delivery system to develop a safety and toxicological profile.

         The Company believes that the ATRIGEL(R) drug delivery system without a drug has potential uses as medical devices in which case the ATRIGEL(R) drug delivery system has all of the properties described above except those dependent on the release of a drug.

         THE PERIO PRODUCT. The Perio Product combines the ATRIGEL(R) drug delivery system and an antibiotic to form a product designed to control the bacteria that cause periodontal disease. The Perio Product is intended to add a new chemotherapeutic maintenance procedure to current periodontal treatment. The Perio Product is administered by a periodontist or a general dentist by inserting the Perio Product into the periodontal pocket through a cannula that is similar in design to a periodontal probe. The Company has conducted clinical trials which indicate that administration will be rapid, require a minimal amount of patient chair time, and involve minimal discomfort compared to conventional methods of therapy. The preliminary results from these clinical trials also suggest that the clinical signs of periodontal disease such as pocket depth, bleeding on probing and attachment level are improved significantly.

         In January 1995 the Company commenced pivotal Phase III trials on the Perio Product-Doxycycline. If the results are favorable the Company expects to file an NDA with the FDA during the first quarter of 1997. The pivotal Phase III trials consist of two studies which are being conducted at twenty sites and include approximately 800 patients.

         THE ATRISORB(R) GTR BARRIER. The ATRISORB(R) GTR Barrier is a biodegradable, liquid polymer product that utilizes the ATRIGEL(R) drug delivery system to aid in the regeneration of the tooth's support following osseous flap surgery or other periodontal procedures. Osseous flap surgery, a common treatment for severe cases of periodontal disease, involves reflecting gum tissue to expose and debride areas not reachable by conventional scaling and root planing procedures. The Company estimates that there are currently over 3 million flap surgeries performed each year in the United States. Published research has shown that to obtain optimal healing following flap surgery, it is necessary to isolate the wound healing site from the adjacent gum tissue. The placement of a barrier that isolates the surgical site from the gum tissue has been shown to selectively facilitate growth of the periodontal ligament cells, leading to connective tissue and bone regeneration at the base of the periodontal defects.

         The ATRISORB(R) GTR Barrier is formed outside of the mouth using a sterile, single-use barrier forming kit. Once placed in the mouth over the periodontal defect, the semi-solid ATRISORB(R) GTR Barrier further solidifies upon contact with oral fluids to form a solid barrier that isolates the healing site in order to promote guided tissue regeneration. Sutures are not required to hold the barrier in place. For these reasons, the ATRISORB(R) GTR Barrier can be placed in a shorter time relative to existing guided tissue regeneration barrier products. In addition, the periodontists have the potential for treatment of multiple diseased sites in one surgical session. Since the ATRISORB(R) GTR Barrier is biodegradable, a second surgery to remove the barrier is unnecessary. Results from pre-clinical and clinical trials have been presented at a number of scientific meetings and published in a number of referenced scientific journals.

         The Company completed human clinical trials on the ATRISORB(R) GTR Barrier during 1995 and filed a 510(k) notification with the FDA on December 21, 1995 to market the ATRISORB(R) GTR Barrier in guided tissue regeneration applications during periodontal surgery.

         As of December 31, 1995 the Company had received clearance to market the ATRISORB(R) GTR Barrier in Denmark, France, Ireland, Spain and Switzerland. Subsequent to year end the Company also received clearance to market the ATRISORB(R) GTR Barrier in The Netherlands. The Company expects to market the product in additional foreign countries; however, there can be no assurance that additional regulatory approvals or clearance will be obtained.

         OTHER ATRIGEL(R) DRUG DELIVERY SYSTEM APPLICATIONS. The Company continues to evaluate the ATRIGEL(R) drug delivery system for health care applications other than periodontal disease. These include uses as medical devices and drug delivery matrices. Some of these applications are funded by joint development agreements with other pharmaceutical and health care companies. The Company typically seeks to retain rights to any inventions, discoveries, and technology that arise in connection with such joint development projects.

         In addition to joint development projects co-funded by other companies, the Company conducts, at its own expense, programs to establish proof-of-concepts for a number of medical products. The specific products under development were selected from a list compiled by a marketing company hired by the Company to determine the most appropriate product opportunities for the ATRIGEL(R) drug delivery system. The Company hopes to enter into joint development projects with other companies relating to such products; however, no assurance can be given that any such development agreements can be negotiated or that any of the products developed by the Company alone or in joint development projects with other companies will be successfully developed for commercial use.

         The following is a discussion of research programs that were ongoing or initiated during 1995 by the Company itself or jointly with other companies.

         SURGICAL ADHESIONS. In 1993, the Company initiated a project to develop a biodegradable polymer product that could be applied to surgical sites to prevent the formation of fibrous adhesions and scarring during the healing process. The ATRIGEL(R) drug delivery system was modified to a biodegradable polymer material that could be applied as an aerosol spray to the tissues at the surgical site and form a thin polymer film to serve as a barrier to adhesion formation. During 1994, the Company continued research and development activities on the aerosolized product to; (i) provide a more uniform application to the tissues at the surgical site, (ii) better prevent adhesions, and (iii) deliver the aerosolized product through a laparoscopic procedure. The procedure has been shown to be effective in reducing post-operative adhesions in various pre-clinical trials in accordance with the protocol used for the studies. Although no further studies were undertaken during 1995 with respect to this product, the Company is currently pursuing potential partners for joint research and development activities and licenses.

         GROWTH FACTORS. Since 1990, the Company has been pursuing the use of its ATRIGEL(R) drug delivery system to deliver tissue growth factors for a variety of product applications. These include the regeneration of tissue lost as a result of periodontal disease, the healing of bone fractures and defects, and the treatment of dermal ulcers and other soft tissue wounds. In 1994 and 1995, the Company continued to conduct pre-clinical trials which showed that a combination of tissue growth factors could be incorporated into the ATRIGEL(R) drug delivery system and released at controlled rates for extended times. When the ATRIGEL(R) formulation was applied to a bone defect in a pre-clinical study, the amount of new bone formed was increased significantly over that obtained in a control group. Similarly, the ATRIGEL(R) drug delivery system demonstrated that certain growth factors could be delivered during periodontal osseous flap surgery to regenerate periodontal attachment in a manner superior to controls. During 1995, the Company completed these trials which demonstrated the effectiveness of the product and also indicated the need for further development of the product in order to obtain the maximum benefit in periodontal tissue regeneration. The Company also continued to evaluate a number of different growth factors in its drug delivery system and to modify the system for better efficacy. The Company expects to continue these pre-clinical trials to select the best factors and matrix for periodontal tissue regeneration as well as healing of bone fractures.

         SOLID TUMORS. In 1995, the Company continued research on a project initiated in 1993 to evaluate its ATRIGEL(R) drug delivery system to deliver chemotherapeutic agents locally at the sites of solid tumors. The sustained release of these agents at the tumor site is expected to provide higher concentrations of the agent at the site of action and fewer side effects than systemic administration of the same drug. Pre-clinical trials have shown that a number of antitumor agents can be delivered from the ATRIGEL(R) drug delivery system directly in a tumor site and cause a reduction in the rate of tumor growth with a resultant increase in survival time. In 1994 preliminary trials were conducted to test the biocompatibility of the ATRIGEL(R) drug delivery system by direct injection into liver tissue with a view towards evaluating the system to treat liver cancer. In addition, the Company evaluated the delivery system for tissue biocompatibility by intraperitoneal injection with a view toward evaluating the system to treat ovarian cancer. The pre-clinical results from the biocompatibility trials were completed in 1995, and indicate that the delivery system is compatible with both types of tissue.

         In 1995 the Company conducted pharmacokinetic trials and a clinical study in collaboration with the Colorado State University Veterinary School to evaluate the efficacy of several ATRIGEL(R) drug delivery system formulations containing an antitumor agent to treat osteosarcoma in dogs. The pharmacokinetic trials showed that sustained release of cisplatin could be obtained for 30 days with the ATRIGEL(R) drug delivery system. These trials are still in progress to determine the maximum dose of drug that can be given without toxic effects.

         PAIN CONTROL. One of the first projects the Company initiated in 1993 with its own funding was the development of a product for the treatment of post-operative pain. This product involves the site-specific delivery of a local anesthetic from the ATRIGEL(R) drug delivery system to control pain following surgery. Research on this project in 1994 showed that in pre-clinical trials relief from pain could be achieved for about three days with the delivery of the anesthetic from an ATRIGEL(R) formulation. Trials were also conducted to optimize the quantity of drug incorporated in the product and to evaluate the safety and stability of such formulations. No further research on this project was performed during 1995. The Company may pursue further development of this product application in collaboration with a marketing partner or by itself, upon receipt of additional financing.

         THE UPJOHN COMPANY. The Company has collaborated with The Upjohn Company ("Upjohn") since 1991 to evaluate its ATRIGEL(R) drug delivery system for the development of animal treatment products. During the past three years, a number of different product applications have been studied, and in 1994, Upjohn exercised its option for an exclusive license for the ATRIGEL(R) drug delivery system technology for the delivery of animal vaccines. This decision was based upon the successful results of a number of trials with the ATRIGEL(R) drug delivery system containing animal vaccines. During 1995, Upjohn initiated a number of pivotal trials in animals to evaluate the ATRIGEL(R) vaccine product for efficacy. The Company intends to continue to work with Upjohn as needed to optimize these products and to obtain regulatory approval for their use in animals.

         ELI LILLY AND COMPANY. In 1994, the Company signed a research and development agreement with Eli Lilly and Company ("Lilly") to evaluate the potential use of the ATRIGEL(R) drug delivery system with an antipsychotic drug under development by Lilly. Atrix completed the feasibility program in 1995 and Lilly is currently reviewing the status of the program. The Company is currently awaiting notification regarding its level of interest in further development of a delivery system using the ATRIGEL(R) drug delivery system.

         GENSIA LABORATORIES, LTD.   In 1995, the Company signed an exclusive
worldwide license agreement to develop a product to be sold by Gensia Laboratories, Ltd ("Gensia") for the treatment of solid tumor cancers using the ATRIGEL(R) drug delivery system. Under the terms of the license, the Company initiated a feasibility study to characterize release rates of an existing anti-cancer drug when incorporated into the ATRIGEL(R) drug delivery system. The results of the early trials were encouraging and the program has moved to the pre-clinical stage of development.

         HESKA, INC. (FORMERLY PARAVAX, INC.) In 1995, the Company signed an exclusive worldwide license agreement to develop a product to treat periodontal disease in companion animals. Under the terms of the license, the Company will develop a subgingival therapy for periodontal disease in dogs and cats, comprised of the antibiotic doxycycline and the ATRIGEL(R) drug delivery system.

RESEARCH AND DEVELOPMENT

         The Company conducts the majority of its research and development activities through its own staff and facilities. The Company's research and development program encompasses the early stage of product development through the receipt of FDA clearance or approval, and the expansion of new product uses and applications. The Company has assembled a team of scientists, clinical, regulatory and quality assurance personnel with a variety of complementary skills and experiences, and conducts a broad-based research program in its facilities. The Company also employs contract research organizations, independent consultants and clinical research professionals to aid in the product development process.

         The Company anticipates incurring significant research and development expenses in the coming years as the Company initiates commercial sales, continues its efforts to develop its present technologies, begins to move other products to the clinical testing stage and identifies future products for development. The Company's aggregate research and development expenses totaled approximately $5,854,000 for the fiscal year ended September 1993, approximately

$1,382,000 for the quarter ended December 31, 1993 and approximately $6,667,000 and $9,589,000 for calendar years 1994 and 1995, respectively. The Company expects to continue to incur substantial research and development expenses in future periods.

GOVERNMENT REGULATION

         The research and development, manufacturing and marketing of the Company's products are subject to regulation by the FDA in the United States and by comparable authorities in other countries. These national authorities and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products.

         The Federal Food, Drug and Cosmetic Act (the "Act"), the Public Health Services Act, the Controlled Substance Act and other Federal statutes and regulations govern or influence all aspects of the Company's business. Noncompliance with applicable requirements can result in fines, criminal prosecution, recall, seizure of products, injunctions, total or partial suspension of production and refusal of the government to approve product license applications or to allow the Company to enter into supply contracts.
In addition, administrative remedies can involve the recall of products as well as the refusal of the government to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

         In order to obtain FDA approval or clearance of a new product, the Company must submit proof of safety and efficacy. In most cases, such proof entails extensive pre-clinical, clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop. There can also be no assurance that the FDA will not request the development of additional safety data. With regard to the development of efficacy data, the FDA may at any time request the development of additional data. Based upon the data, the FDA may also limit the scope of the labelling of the product or deny the NDA. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such patented products.

         The Company's products, as presently anticipated, will be regulated as either drugs or medical devices. Each type of product is regulated by different provisions of the Act. The FDA's authority over medical devices derives from the 1976 Medical Device Amendments, the Safe Medical Device Act of 1990 and the regulations promulgated thereunder. At least 90 days prior to commencing commercial distribution, a pre-market notification under Section 510(k) of the law must be filed with the FDA with respect to a medical device intended for commercial distribution. After receipt of the pre-market notification, the FDA will determine whether the device is "substantially equivalent" to a device already lawfully marketed and whether the device is otherwise subject to a pre-market approval ("PMA") requirement. Devices for which pre-market notifications have been filed may not be marketed until the FDA issues an order finding the device to be substantially equivalent to an already legally marketed device which is not otherwise subject to a requirement of pre-market approval under Section 515 of the Act. Devices which are found by the FDA to be not substantially equivalent to a legally marketed device, and devices which are substantially equivalent to a device that requires pre-market approval before marketing, must submit and receive approval of a PMA before commercialization may commence. Review of a PMA is complex, typically includes both animal and human trials and may take several years to complete. Such trials must be conducted under an Investigational Device Exemption and must be monitored by an Institutional Review Board ("IRB").

         If the FDA determines that the ATRISORB(R) GTR Barrier is safe and "substantially equivalent" to an already legally marketed device for its intended use, it will grant a 510(k) clearance which will allow the Company to market the ATRISORB(R) GTR Barrier in the United States. The regulatory requirements for marketing medical devices in the European Community (the "EC") are currently in transition as the EC's new Medical Device Directive is being implemented. Some countries do not currently require pre- market approval or notification for this type of product, while other countries do not distinguish between medical devices and drug products. The EC's Medical Device Directive transition period will end in June 1998, after which time all medical devices will require a Certification Equivalent (a "CE Mark") before they can be marketed in any EC member states. Obtaining the CE Mark requires information that is similar to that which is submitted to the FDA in the 510(k) notification, plus additional manufacturing and quality assurance documentation (and inspections) mandated by the International Standards Organization 9000 standards.

         The Company expects to market the ATRISORB(R) GTR Barrier in the seven European countries which currently require only import notification from local authorities and subsequent export permission from the FDA. Of these European countries, the Company has received clearance to market the ATRISORB(R) GTR Barrier in Denmark, France, Ireland, The Netherlands, Spain and Switzerland. The Company also is pursuing clearance to market the ATRISORB(R) GTR Barrier in Italy. The Company plans to complete the additional work required to obtain the CE Mark prior to expiration of the Medical Device Directive transition period in June 1998 and upon obtaining a CE Mark to market the ATRISORB(R) GTR Barrier in additional foreign countries.

         Products such as the Company's drug delivery system are generally regulated under the new drug and related provisions of the Act. The process required by the FDA before a drug delivery system may be marketed in the United States depends on whether the drug has existing approval for use in other dosage forms. If the drug is a new chemical entity that has not been approved, then the process includes (i) pre-clinical laboratory and animal tests, (ii) an investigational new drug exemption which has become effective, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug in its intended application and (iv) FDA approval of an NDA. If the drug has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the IND are frequently not required.

         Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent IRB at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, the protection of patient confidentiality and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases, but these phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects, the product is tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves trials in a limited patient population to (i) determine the efficacy of the product for specific, target indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. If Phase II evaluations demonstrate that a drug has promising therapeutic benefits and has an acceptable safety profile, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. A clinical plan, or "protocol," must be submitted to the FDA prior to the commencement of each clinical trial. All patients involved in the clinical trials must provide informed consent prior to their participation.
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time. The results of the clinical trials are submitted to the FDA as part of the NDA to establish the safety and effectiveness of the drug for its intended indications. The FDA may order the temporary or permanent discontinuation of clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptably high safety risk or the design of the trial will not meet its stated objectives.

         The results of product development, pre-clinical trials and clinical trials are submitted to the FDA in an NDA for approval of the marketing and commercial shipment of the product. Prosecution of an NDA can take several years to complete.

         The FDA may deny an NDA if applicable regulatory criteria, including compliance with current Good Manufacturing Practices ("cGMP"), are not satisfied. The FDA may require additional clinical testing or other types of testing, or manufacturing or quality control changes. Even if such data are submitted or such changes are made, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Following approval of an NDA, the FDA may withhold authorization to commence marketing of the drug subject to FDA inspection and clearance of records and manufacturing processes relating to the production and laboratory testing of the finished drug product. Product approvals may be withdrawn by the FDA if compliance with regulatory standards is not maintained or if new evidence demonstrating that the drug is unsafe or lacks efficacy for its intended uses becomes known after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of proprietary drug delivery systems which have been commercialized, and has the power to prevent or limit further marketing of the product based on the results of these post-marketing surveillance programs.

         Each domestic drug product manufacturing establishment must be registered with, and achieve a satisfactory inspection from, the FDA. Establishments handling controlled substances must be licensed by the United States Drug Enforcement Administration ("DEA"). Domestic manufacturing establishments are routinely subject to inspection by the FDA prior to the approval of an NDA and to biennial inspections by the FDA for cGMP compliance after an NDA has been approved. The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three kinds of user fees on manufacturers of NDA-approved prescription drugs.

ADDITIONAL REGULATORY ISSUES

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. This law also establishes a period of time following approval of a drug during which the FDA may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. There can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

         The National Institutes of Health has been requested by the Department of Health and Human Services to submit proposals for addressing potential conflicts of interest in the federally-funded biomedical research sector. Although the proposal request is aimed at establishing rules to treat potential abuses in the system without imposing unnecessary burdens and disincentives, there can be no assurance that any rules adopted will not adversely affect the Company's ability to obtain research grants. Various aspects of the Company's business and operations are regulated by a number of other governmental agencies including the Occupational Safety and Health Administration and the Securities and Exchange Commission.

         The FDA, under the U.S. Orphan Drug Act, may designate a drug as an Orphan Drug for a particular use, in which event the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug. Under the Orphan Drug Act, the FDA may grant Orphan Drug status to therapeutic agents intended to treat a "rare disease or condition" that affects populations of less than 200,000 individuals in the United States. This law provides for expanded direct communication and advice from the FDA for program and study design; tax credits for development expenditures; expedited review of data submissions, including an NDA; and assurance of seven years of marketing exclusivity for the specific product regardless of patent status.

THIRD PARTY REIMBURSEMENT

         The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, including Blue Cross/Blue Shield plans. Governmental imposed limits on reimbursement of hospitals and other health care providers (including dental practitioners) have significantly impacted their spending budgets. Under certain government insurance programs, a health care provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. In general, these government and private cost-containment measures have caused health care providers to be more selective in the purchase of medical products.

         Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available. Limitations imposed by government and private insurance programs and the failure of certain third-party payers to fully or substantially reimburse health care providers for the use of the products could have a material adverse effect on the Company.

COMPETITION

         The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many specialized biotechnology companies have formed collaborations with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with those of the Company. Moreover, from time to time, there have been research reports from various sources describing other sustained release drug delivery systems for use in treating periodontal disease. Further, the Company is aware that other companies are developing products that may compete with the Company's products. There can be no assurance that product introductions or developments by others will not render the Company's products or technologies obsolete or place them at a competitive disadvantage.

         Products utilizing the Company's proprietary drug delivery systems are expected to compete with other products for specified indications, including drugs marketed in conventional and alternative dosage forms. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than those offered by the Company's drug delivery systems. The Company expects proprietary products approved for sale to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, availability, price and patent position. There can be no assurance that product introductions or developments by others will not render the Company's expected products or technologies noncompetitive or obsolete.

MARKETING AND SALES

         In 1995, the Company received clearance to market the ATRISORB(R) GTR Barrier in five European countries and subsequent to year end received clearance to market the ATRISORB(R) GTR Barrier in one additional European country. The Company entered into an agreement with Parthold b.v. to manage the Company's marketing and sales distribution efforts in Europe. On December 21, 1995 the Company submitted a 510(k) notification for the ATRISORB(R) GTR Barrier and anticipates FDA clearance in mid-year 1996 to market the ATRISORB(R) GTR Barrier in the United States ("U.S."). The Company intends to establish a marketing and sales organization to market the ATRISORB(R) GTR Barrier in the U.S. Also, the Company expects that certain other products in development may be marketed in collaboration with a corporate partner. Such collaborative arrangements, whether licenses, joint ventures, or otherwise, could result in lower revenues than if the Company marketed product itself.

MANUFACTURING

         The Company has no experience in manufacturing any of its products on a commercial scale, although certain of its officers have had experience in similar activities for other companies. The Company recently expanded and upgraded its pilot manufacturing facility. In addition to producing supplies at pilot scale for clinical trials, this facility is now capable of producing the first commercial quantities of the Perio Product and the ATRISORB(R) GTR Barrier.

         In connection with its research and development activities, the Company may seek to enter into collaborative arrangements with pharmaceutical or biotechnology companies to assist in funding development costs. It is anticipated that these collaborators are capable of and may also be responsible for commercial scale manufacturing of certain potential products. In addition, these arrangements may involve the grant by the Company of the exclusive or semi-exclusive right to sell specific products to specified market segments in particular geographic territories in exchange for up-front payments, royalties, milestone payments or other financial arrangements. The Company believes that these arrangements could be more effective in promoting and distributing certain therapeutic products, due to the extensive marketing networks and large advertising budgets of large pharmaceutical and biotechnology companies. The Company may ultimately determine to establish its own manufacturing capability for certain products, in which case it will require substantial additional funds and personnel. As an alternative to establishing its own manufacturing capabilities or entering into collaborative agreements, the Company may contract its manufacturing to an independent third party. There can be no assurance that the Company will be able to enter into any such arrangements with a collaborative partner or independent third parties on favorable terms, or at all.

PATENTS AND TRADEMARKS

         The Company considers patent protection and proprietary position to be materially significant to its business. Since its formation, the Company has submitted eighty-three patent applications, of which thirty-seven were filed in the U.S. and forty-six were filed in foreign national or Patent Cooperation Treaty ("PCT") countries. The Company maintains a total of eighteen patents including ten U.S. patents and eight foreign national or PCT patents. In addition, the Company currently has nineteen U.S. and thirty-three foreign patent applications pending for various improvements and technologies.

         Based on its own research, six of the submitted U.S. and six of the foreign patent applications have been granted thus far. These issued patents relate to the purification and use of benzophenanthridine alkaloids such as sanguinarine, methods and compositions for treating periodontal diseases, polymeric systems for use in guided tissue regeneration of periodontal tissues, and the liquid polymeric delivery systems. These patents provide protection for the Perio Product and the ATRISORB(R) GTR Barrier currently under development.

         In 1995, the Company had four new foreign national patents issued. These patents relate to the biodegradable in situ forming implants and the biodegradable system for regenerating the periodontium.

         The Company also has exclusive rights, under Amendment No. 3 to the Master Technology Transfer Agreement (the "Revised Agreement"), to patents relating to benzophenanthridine alkaloid products, including sanguinarine, and methods in all fields other than that of human oral care. These rights are based upon thirteen U.S. and a number of foreign patents owned by Vipont Pharmaceutical, Inc. ("VPI"). These patents relate to compositions that include benzophenanthridine alkaloid and methods for potentially promoting oral hygiene and tissue health as well as methods for preparation of benzophenanthridine or sanguinaria extracts.

         Notwithstanding the Company's pursuit of patent protection, there is no assurance that others will not develop delivery systems, compositions and/or methods that infringe the Company's patent rights resulting from outright ownership or non-revocable exclusive licensure of patents which relate to the Company's delivery systems, composition and/or methods. In that event, such delivery systems, compositions and methods may compete with the Company's systems, compositions and methods and may adversely affect the operations of the Company. Further, there is no assurance that patent protection will afford adequate protection against competitors with similar systems, composition or methods, nor is there any assurance that the patents will not be infringed or circumvented by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could hamper the business of the Company. The Company also relies on its unpatented proprietary know-how. No assurance can be given that others will not be able to develop substantially equivalent proprietary know-how or otherwise obtain access to the Company's know-how, or that the Company's rights under any patents will afford sufficient protection.

         In previous years, the Company submitted Intent to Use ("ITU") U.S. trademark applications for registration of fourteen marks which it planned to use in designating its products and compositions. After careful review of these trademark applications, the Company has decided to maintain two of these for its future products including the ATRIGEL(R) drug delivery system and ATRISORB(R) GTR Barrier. The trademarks were found to be registerable by the U.S. Trademark Office and they were converted to actual registered trademarks in 1995.

         The Company has also submitted and maintains three ordinary U.S. trademark and service applications for registrations of its name and logo. The Company expects that the Trademark Office examinations of these applications will be successful and registrations granted.

PRODUCT LIABILITY INSURANCE

         The Company currently has in force general, product and professional liability insurance with coverage limits of $3 million per year in the aggregate and $1 million per occurrence. The Company's insurance policies provide coverage on a claims made basis and are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the coverage limits of such policies will be adequate.

EMPLOYEES

         As of December 31, 1995, the Company employed sixty-eight employees on a full-time basis and one person on a part-time basis. Of the sixty-eight full-time employees, fifty-nine are engaged in research and clinical testing and the remaining nine are in administrative capacities. Six employees have earned doctorate or advanced degrees. None of the Company's employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

ADDITIONAL INFORMATION

         Compliance with federal, state and local law regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected by the Company to have, any adverse effect upon capital expenditures, earnings or the competitive position of the Company. The Company is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards. In addition, the Company does not anticipate being required to expend any funds in the near future for environmental protection in connection with its operations.

         The Company does not believe that any aspect of its business is significantly seasonal in nature.

         No significant portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government.

         The Company currently obtains supplies of the polymer used in the polymer delivery system from two separate sources. Supplies of doxycycline are obtained from both domestic and foreign sources. The Company believes that, in the event that it should lose any of its suppliers of raw materials, it could locate and obtain such raw materials from other available sources without substantial adverse delay or increased expense.

ITEM 2.  PROPERTIES.

         The Company leases approximately 23,200 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires on June 1, 1998. In addition, the Company leases an additional 4,000 square feet of space at the same location for pre-clinical and initial manufacturing activities, pursuant to a lease which expires on December 1, 1996. The Company owns substantially all of its laboratory and manufacturing equipment, which it considers to be adequate for its research, development and testing requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's security holders through the solicitation of proxies during the fourth quarter of the Company's most recent fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Common Stock is traded on The Nasdaq Stock Market under the symbol "ATRX." The following table sets forth, for the fiscal periods indicated, the range of high and low sales price per share of the Common Stock, as reported on The Nasdaq Stock Market:

                                         High                     Low
                                         ----                     ---
            1995:

              First Quarter            $7                      $5 3/8
              Second Quarter            8 1/8                   6 3/8
              Third Quarter             8                       5 1/2

              Fourth Quarter            7 3/4                   4 7/8

            1994:

              First Quarter            $9 1/4                  $5 5/8
              Second Quarter            7 1/4                   5 7/8
              Third Quarter             8 3/4                   5 3/4

              Fourth Quarter            6 5/8                   5 1/4


As of March 1, 1996, there were approximately 3,780 holders of record of Common Stock.

   The Company has never paid cash dividends. The Company currently anticipates that it will retain all available funds for use in the operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

   The financial data presented below are derived from the financial statements of the Company, which have been audited and reported upon by Deloitte & Touche LLP, independent auditors. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes and report of independent auditors, included herein.

                                                                   Three
                                           Year         Year      Months        Year        Year         Year
                                          Ended        Ended       Ended       Ended       Ended        Ended
                                        Dec 31,      Dec 31,     Dec 31,    Sept 30,    Sept 30,     Sept 30,
                                           1995         1994        1993        1993        1992         1991
                                        ---------------------------------------------------------------------
                                                    (In thousands, except share data)
 SUMMARY OF OPERATIONS:

 Total Revenue                           $1,561       $1,815        $539      $3,092      $3,161       $2,429

 Total Expenses                          14,221        7,355       1,546       6,791      10,061        4,411

 Net loss                               (12,658)      (5,540)     (1,007)     (3,699)     (6,900)      (1,905)

 Net loss per common share                (1.58)       (0.72)       (0.1)       (0.5)      (0.94)       (0.35)

 Weighted Average shares                  8,002        7,741       7,721       7,695       7,340        5,370
 outstanding

 BALANCE SHEET DATA:                                               (In Thousands)

 Working capital                        $10,913      $12,616     $13,478      $9,372     $17,779       $4,347

 Total assets                            14,894       22,006      27,912      29,074      36,515        6,440

 Long-term obligations                      ---          ---         ---         ---       4,000        4,000

 Shareholders' equity                    12,807       21,191      26,978      28,118      31,529        1,422


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

         Since its inception, the Company has devoted its efforts and resources primarily to the research and development of periodontal products. To date, the Company has had no revenue from product sales. Substantially all of the Company's revenue through September 30, 1991 was derived from a research funding agreement with the Partnership. The Partnership's funds were exhausted in 1991, and the Company's revenues since then have been derived from interest income and payments from unaffiliated third parties for contract research.

         The Company commenced pivotal Phase III clinical trials on the Perio Product-Doxycycline in January 1995. During 1995, the Company completed human clinical trials on the ATRISORB(R) GTR Barrier and on December 21, 1995 filed a 510(k) notification with the FDA to market the ATRISORB(R) GTR Barrier in guided tissue regeneration applications during periodontal surgery.

         During 1993, the Company changed its year end from September 30 to a year ending December 31.

RESULTS OF OPERATIONS (The following discussion should be read in conjunction with the financial statements and related notes.)

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO
         YEAR ENDED DECEMBER 31, 1994

         Contract revenue represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities for the ATRIGEL(R) drug delivery system, and was approximately $571,000 for the year ended December 31, 1995, compared to approximately $701,000 for the year ended December 31, 1994. The decrease in contract revenue was a result of the Company completing a number of contracts that were in progress in the comparable period, while contracts initiated in the current period have generated less revenue.

         Interest income for the year ended December 31, 1995, was approximately $987,000 compared to approximately $1,320,000 for the year ended December 31, 1994. Interest income decreased due to a reduction in principal balances of investments as a result of the funds being used in general operations. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         A loss on sale of marketable securities for the year ended December 31, 1995, was approximately $5,000 compared to approximately $218,000 for the year ended December 31, 1994. The current period loss was substantially less than the comparable period due to improved market conditions at the time at which the securities were sold. The prior period loss resulted from the sale of securities, available-for-sale at a time when the bond market had substantially declined compared to the period when the securities were purchased. The proceeds from the sale of marketable securities were used to fund normal operations.

         Research expenses-Perio Product for the year ended December 31, 1995, were approximately $5,684,000 compared to approximately $2,765,000 for the year ended December 31, 1994. The increase was significant and resulted from the continuation of two Phase III clinical trials which began in January 1995. The studies involve more than 800 subjects being treated at 20 centers.

         Research and development expenses included activities for the development of the ATRISORB(R) GTR Barrier and other research activities for the Company's own benefit and were approximately $3,905,000 for the year ended December 31, 1995, compared to approximately $3,902,000 for the year ended December 31, 1994.

         Administrative expenses increased to approximately $828,000 during the year ended December 31, 1995, from approximately $688,000 for the year ended December 31, 1994. The increase resulted primarily from expenses associated with efforts to obtain a corporate marketing partner, legal fees and expenses associated with the recruitment and hiring of new employees.

         Acquisition of rights for approximately $3,802,000 for the year ended December 31, 995 represented (i) the issuance of 550,868 shares of Common Stock valued at approximately $6.40 per share in exchange for the Partnership units in the Merger and (ii) approximately $287,000 in expenses related to the Merger.

         The Company recorded a net loss of approximately $12,658,000 for the year ended December 31, 1995, compared to a net loss of approximately $5,540,000 for the year ended December 31, 1994. The current period loss was higher primarily due to a one-time charge of $3,802,000 associated with the Merger. The current period loss was further increased due to decreased revenues from research contracts, increased expenses associated with the continuation of two, Phase III clinical trials for the Perio Product, and additional research and development on the ATRISORB(R) GTR Barrier and the ATRIGEL(R) drug delivery system.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO
FISCAL YEAR ENDED SEPTEMBER 30, 1993

         Contract revenue represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities for the ATRIGEL(R) drug delivery system, and was approximately $701,000 for the year ended December 31, 1994, compared to approximately $1,037,000 for the year ended September 30, 1993. The decrease in contract revenue was a result of the Company completing joint development contracts that were in progress in the prior year.

         Contract revenue from related parties represented the reimbursement for joint development costs from Colgate from the ATRISORB(R) GTR Barrier and from the Partnership for management fees. Revenue was approximately $12,000 for the year ended December 31, 1994 compared to approximately $342,000 for the fiscal year ended September 30, 1993. The reason for the decrease was due to the termination of the joint development agreement with Colgate in January 1993.

         Interest income for the year ended December 31, 1994, was approximately $1,320,000 compared to approximately $1,556,000 for the year ended September 30, 1993. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing cash accounts to meet the Company's short-term operating needs. There was a loss on sale of marketable securities of approximately $218,000 in the year ended December 31, 1994, compared to a gain of approximately $158,000 for the same period ended September 30, 1993. The change resulted from the sale of available-for-sale securities at a time when the marketable securities bond market had substantially declined compared to the period when the securities were purchased. The proceeds from the sale were used to fund normal operations.

         Research expenses-Perio Product for the year ended December 31, 1994, were approximately $2,765,000 compared to approximately $2,789,000 for the year ended September 30, 1993. The slight decrease was due to the change in activity in the clinical area, specifically the cost associated with completing the clarifying study in the prior year compared to preparation to begin the pivotal Phase III clinical trials in the current year. Research expenses are anticipated to increase in subsequent quarters as additional clinical study expenses are incurred.

         Research and development expenses included activities for the development of the ATRISORB(R) GTR Barrier and other development activities for the Company's own benefit. Research and development expenses increased to approximately $3,902,000 during the year ended December 31, 1994, from approximately $3,065,000 for the year ended September 30, 1993. The primary reasons for the increase were higher expenses as a result of conducting final stage clinical trials on the ATRISORB(R) GTR Barrier and increased research and development activities related to the ATRIGEL(R) drug delivery system.

         Administrative expenses decreased to approximately $688,000 during the year ended December 31, 1994, from approximately $937,000 for the year ended September 30, 1993. The primary reasons for this decrease were the reduction of expenses associated with the Company's accounting and administrative staff; lower expenses related to shareholder reporting and no fiscal year relocation expenses associated with the employment of the CEO. In addition, in the year ended September 30, 1993, $50,000 was expensed for the "manufacture and purchase option" as a result of Colgate terminating the joint development contract in January 1993.

         The Company recorded a net loss of approximately $5,540,000 for the year ended December 31, 1994, compared to a net loss of approximately $3,698,000 for the year ended September 30, 1993. The current period loss was higher due to decreased revenues and increased expenses associated with additional research on the ATRISORB(R) GTR Barrier, the ATRIGEL(R) drug delivery system and training and preparation for the pivotal Phase III clinical trials on the Perio Product-Doxycycline.

THREE MONTHS ENDED DECEMBER 31, 1993
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1992

         Contract revenue-other projects represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development and activities, and was approximately $162,000 for the three months ended December 31, 1993, compared to approximately $241,000 for the three months ended December 31, 1992. The decrease in contract revenue was a result of the Company completing projects in progress in the prior year.

         Contract revenue from related parties represented the reimbursement for joint development costs from Colgate for the ATRISORB(R) GTR Barrier and from the Partnership for management fees. Revenue was approximately $3,000 for the three months ended December 31, 1993, and approximately $159,000 for the three months ended December 31, 1992. The reason for the decrease was due to the joint development contract with Colgate being completed in January 1993.

         Interest income for the three months ended December 31, 1993, was approximately $374,000 compared to approximately $392,000 for the three months ended December 31, 1992. This decrease was due to a reduction in principal investments as a result of the funds being used in general operations. The majority of the funds were invested in mutual funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested to meet the Company's short-term operating needs.

         Research expenses-Perio Product for the three months ended December 31, 1993, were approximately $541,000 compared to approximately $648,000 for the three months ended December 31, 1992. The decrease reflects the completion of the clarifying study during the current quarter.

         Research and development expenses included activities for the development of the ATRISORB(R) GTR Barrier and all other research and development activities for the Company's own benefit. Research and development expenses increased to approximately $842,000 for the three months ended December 31, 1993, from approximately $696,000 for the three months ended December 31, 1992. The primary reasons for the increase were higher costs as a result of conducting final stage clinical trials on the ATRISORB(R) GTR Barrier and increased research and development activities related to the ATRIGEL(R) drug delivery system.

         Administrative expenses were $163,000 for the three months ended December 31, 1993, compared to $227,000 for the three months ended December 31, 1992. The primary reason for this decrease was due to the Company's maintaining a reduced accounting and administrative staff and lower expenses related to shareholder reporting than incurred in the comparative quarter.

         The Company recorded a net loss of approximately $1,007,000 for the three months ended December 31, 1993, compared to a net loss of approximately $637,000 for the three months ended December 31, 1992. This increase in the net loss was primarily the result of decreased revenues from contracts and increased expenses associated with additional research on the ATRIGEL(R) drug delivery system.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company had cash and cash equivalents of approximately $925,000, marketable securities available-for-sale of approximately $10,997,000, and other current assets of approximately $1,078,000, for total current assets of approximately $13,000,000. Current liabilities were approximately $2,087,000, which resulted in working capital of approximately $10,913,000.

         The Company had funds available of approximately $11,922,000 to fund working capital requirements and capital expenditures. This included approximately $925,000 in cash and cash equivalents, and approximately $10,997,000 of marketable securities available- for-sale. In 1995, the Company re-classified all marketable securities from held to maturity to available-for-sale.

         During the year ended December 31, 1995, the Company used net cash from operating activities of approximately $7,953,000. This was primarily a result of a net loss of approximately $12,658,000, which was offset by a one-time non-cash charge of $3,521,000 for the acquisition of Partnership units for Common Stock. Adjustments in arriving at cash used in operating activities include depreciation, amortization, and changes in other operating assets and liabilities, including the effects of an increase in pre-paids of approximately $454,000 due to payments for clinical trials, an increase in accounts payable of approximately $1,382,000, and a decrease in cash for inventory of $202,000.

         Net cash provided by investing activities was approximately $6,606,000 during the year ended December 31, 1995. The principal reason for the increase was from the sale of marketable securities available-for-sale and the proceeds from maturities of marketable securities to fund normal operating activities during the current period.

         Net cash provided from financing activities was approximately $392,000. The increase was a result of the exercise of stock options by certain directors and employees

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $715,000 for property, equipment and leasehold improvements and approximately $167,000 for patent development in the year ended December 31, 1995.

         The Company expects to continue to incur substantial expenditures for research and development, testing, regulatory compliance and to hire additional management, scientific, manufacturing and administrative personnel. The Company will also continue to expend a significant amount of funds in its ongoing clinical studies. Further, the Company expects to continue to incur substantial operating losses for the foreseeable future. Depending on the results of the Company's research and development activities, the Company may determine to accelerate or expand its efforts in one or more of its proposed areas and may therefore require additional funds earlier than presently anticipated. Further, the Company will require significant additional funds or arrangements with third parties to commercialize its products. The Company will also require substantial additional funds if it elects to manufacture and market, any products on a commercial scale. Such funds will be needed to construct additional facilities and to hire manufacturing and marketing personnel. However, as discussed below, unless the Company is able to raise additional financing the Company may not be able to carry out all of its planned activities or otherwise implement its business plan.

         Management believes that under the current operating plan its existing capital resources will be sufficient to meet its operating expenses and capital expenditure requirements through December 31, 1996. As a result the Company expects to attempt to raise additional capital in 1996. Management currently has no commitments for raising additional capital and there can be no assurance that such funds will be available to the Company on favorable terms, if at all. If the Company cannot raise additional capital, on terms acceptable to the Company, the Company will be forced to, among other things, curtail its research and development activities, delay or terminate activities with respect to implementation of manufacturing, sales and marketing plans and reduce its personnel levels.

         The Company's long-term success depends on sales of products that must undergo an extensive regulatory approval process. There can be no assurance that regulatory agency approvals will be obtained for any products or drugs developed or discovered by the Company, or that the Company will be successful in developing any products or drugs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company required by Regulation S-X are attached to this Report. Reference is made to Item 14 below for an index to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 28,1996 regarding directors and officers of the Company and compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 28,1996 regarding executive compensation is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 28,1996 regarding security ownership of certain beneficial owners and management is hereby incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 28,1996 regarding certain relationships and related transactions is hereby incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents of the Company are filed as part of this Report:

                 1.       Financial Statements

                          Report of Independent Auditors

                        Balance Sheets - December 31, 1995 and December 31, 1994 Statements of Operations - Years Ended December 31,
                          1995 and 1994, Three Months Ended December 31, 1993 and Year Ended September 30, 1993.
                        Statements of Changes in Shareholders' Equity - Years
                          Ended December 31, 1995 and 1994, Three Months
                          Ended December 31, 1993 and Year Ended September
                          30, 1993.
                        Statements of Cash Flows - Years Ended December 31,
                          1995 and  1994, Three Months Ended December 31,
                          1993 and Year Ended September 30, 1993.
                        Notes to the Financial Statements

               2.       Financial Statement Schedules

                        Schedules for which provision is made in the
               applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the information related is contained elsewhere in the financial statements.

               3.       Exhibits

                 Exhibit No.                                Description
                     3.1    Amended and Restated Certificate of Incorporation(1)

                     3.2    Amended and Restated Bylaws(2)

                     4.1    Form of Common Stock Certificate(3)

                    10.1    Employment Agreement between Registrant and John E. Urheim dated June 4, 1993(3)

                    10.2    Amendment No. 3 and Restatement of Master Technology Transfer Agreement between Registrant and Vipont
                            Pharmaceutical, Inc.(2)

                    10.3    Incentive Stock Option Agreement(2)

                    10.4    Agreement between Registrant and Vipont Pharmaceutical, Inc.(2)

                    10.5    Termination Agreement dated September 27, 1995 between Registrant and Atrix, L.P.*

                      23    Consent of Deloitte & Touche LLP*

                      27    Financial Data Schedule*

___________________
(1) Incorporated by reference to Registrant's Current Report on Form 8-K, dated December 1, 1989, as filed with the Securities and Exchange Commission on December 15, 1989.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, file number 33-34882.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.
 *  Filed herewith.

         (b)     Reports on Form 8-K:

                 1. A Current Report on Form 8-K, dated October 11, 1995, was filed with the Securities and Exchange Commission under Item 5 regarding the results of a one year pivotal study.

                 No other reports on Form 8-K were filed during the period ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ATRIX LABORATORIES, INC.
                                 (Registrant)

March 7, 1996                    By:  /s/ John E. Urheim
                                      ----------------------------------------
                                          John E. Urheim
                                          Vice Chairman of the Board and Chief
                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ David R. Bethune               Director                             March 7, 1996
 ----------------------------------
 David R. Bethune

  /s/ H. Stuart Campbell              Director                             March 7, 1996
 ----------------------------------
 H. Stuart Campbell


  /s/ Dr. D. Walter Cohen             Director                             March 7, 1996
 ----------------------------------
 Dr. D. Walter Cohen

  /s/ C. Rodney O'Connor              Director                             March 7, 1996
 ----------------------------------
 C. Rodney O'Connor

  /s/ Dr. Charles P. Cox              Vice President-New Business          March 7, 1996
 ----------------------------------   Development
 Dr. Charles P. Cox


  /s/ Michael R. Duncan               Vice President-Manufacturing         March 7, 1996
 ----------------------------------
 Michael R. Duncan

  /s/ Dr. Richard L. Dunn             Vice President-Drug Delivery         March 7, 1996
 ----------------------------------   Research
 Dr. Richard L. Dunn

  /s/ Dr. J. Steven Garrett           Vice President-Dental Clinical       March 7, 1996
 ----------------------------------   Research
 Dr. J. Steven Garrett

  /s/ Dr. Jere E. Goyan               Director                             March 7, 1996
 ----------------------------------
 Dr. Jere E. Goyan


  /s/ Kimberly A. Marks               Corporate Controller, Assistant      March 7, 1996
 ----------------------------------   Secretary and Assistant Treasurer
 Kimberly A. Marks

  /s/ Dr. R. Bruce Merrifield         Director                             March 7, 1996
 ----------------------------------
 Dr. R. Bruce Merrifield

  /s/ William C. O'Neil, Jr.          Chairman of the Board of             March 7, 1996
 ----------------------------------   Directors
 William C. O'Neil, Jr.


  /s/ Dr. G. Lee Southard             President, Chief Scientific          March 7, 1996
 ----------------------------------   Officer and Director
 Dr. G. Lee Southard

  /s/ John E. Urheim                  Vice Chairman of the Board of        March 7, 1996
 ----------------------------------   Directors and Chief Executive
 John E. Urheim                       Officer

                            ATRIX LABORATORIES, INC.

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
REPORT OF INDEPENDENT AUDITORS                                                                     F-2

FINANCIAL STATEMENTS:
  Balance Sheets - December 31, 1995 and 1994                                                      F-3
  Statements of Operations - Years Ended December 31, 1995 and 1994,
    Three Months Ended December 31, 1993, and Year Ended
    September 30, 1993                                                                             F-4
Statements of Changes in Shareholders' Equity - Years Ended
  December 31, 1995 and 1994, Three Months Ended December 31, 1993,
  and Year Ended September 30, 1993                                                                F-5
Statements of Cash Flows - Years Ended December 31, 1995 and 1994,
  Three Months Ended December 31, 1993, and Year Ended
  September 30, 1993                                                                               F-6


NOTES TO FINANCIAL STATEMENTS                                                                      F-7 - F-16

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of
  Atrix Laboratories, Inc.
Fort Collins, Colorado


         We have audited the accompanying balance sheets of Atrix Laboratories, Inc. (the "Company") as of December 31, 1995 and December 31, 1994, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1995 and 1994, the three months ended December 31, 1993, and the year ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and December 31, 1994, and the results of its operations, and its cash flows for the years ended December 31, 1995 and 1994, the three months ended December 31, 1993, and the year ended September 30, 1993, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Denver, Colorado
January 26, 1996

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                 December 31,           December 31,
                                                                                      1995                  1994
                                                                                -------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $     925,487       $    1,880,275
    Marketable securities held to maturity, at cost (Note 2)                              ---            7,896,827
    Marketable securities available-for-sale, at fair value (Note 2)               10,996,847            3,300,894
    Accounts receivable                                                               190,665               93,469
    Interest receivable                                                               112,303              140,848
    Prepaid expenses and deposits                                                     572,751              119,102

    Inventories (Note 1)                                                              202,264                ---
                                                                                   -------------------------------
          Total current assets                                                     13,000,317           13,431,415
                                                                                   -------------------------------

MARKETABLE SECURITIES HELD TO MATURITY, AT COST (Note 2)                                  ---            7,172,095
                                                                                   -------------------------------

PROPERTY AND EQUIPMENT:
    Equipment, furniture and fixtures                                               1,847,164            1,276,895
    Leasehold improvements                                                            506,190              368,851
                                                                                   -------------------------------
          Total                                                                     2,353,354            1,645,746
    Accumulated depreciation and amortization                                      (1,133,864)            (771,274)
                                                                                   -------------------------------
          Property and equipment, net                                               1,219,490              874,472
                                                                                   -------------------------------

OTHER ASSETS:
    Intangible assets, net of accumulated
          amortization of $52,240 and $37,065                                         674,116              527,640
                                                                                  --------------------------------
TOTAL                                                                             $14,893,923          $22,005,622
                                                                                  ================================

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                                    $     1,862,850      $     481,267
    Accrued salaries and payroll taxes                                                 72,199               63,000
    Other accrued liabilities (Note 8)                                                152,108              195,815
    Deferred revenue                                                                      ---               75,000
                                                                                -------------        -------------
          Total current liabilities                                                 2,087,157              815,082
                                                                                -------------        -------------


SHAREHOLDERS' EQUITY: (Note 4)
    Preferred stock $.001 par value; authorized 5,000,000
          shares, none issued or outstanding
    Common stock $.001 par value; authorized 25,000,000
          shares; 8,433,296 and 7,743,078 shares
          issued and outstanding                                                        8,433                7,743
    Unrealized holding loss on securities
      available-for-sale (Note 2)                                                     (35,176)            (396,965)
    Additional paid-in capital                                                     43,889,473           39,977,455
    Accumulated deficit                                                           (31,055,964)         (18,397,693)
                                                                                   ----------           ----------
          Total shareholders' equity                                               12,806,766           21,190,540
                                                                                   ----------           ----------
TOTAL                                                                             $14,893,923          $22,005,622
                                                                                  ===========          ===========

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS


                                                                                         Three
                                                    Year Ended       Year ended      Months Ended       Year Ended
                                                   December 31,     December 31,     December 31,     September 30,
                                                       1995             1994             1993              1993
                                                 ------------------------------------------------------------------
 REVENUE:

     Contract revenue (Note 6)                      $571,164         $701,112         $162,209        $1,036,514
     Contract revenue from related party               9,000           12,000            3,000           341,924
      (Notes 5 and 6)
     Interest income                                 986,995        1,320,258          373,930         1,556,187
     (Loss) gain on sale of securities                (4,895)        (218,043)             ---           157,681
                                                 ------------------------------------------------------------------
                                 Total revenue     1,562,264        1,815,327          539,139         3,092,306
                                                 ------------------------------------------------------------------
 EXPENSES:

     Research expenses-Perio Product               5,683,805        2,764,587          540,512         2,788,787
     Research and development                      3,904,730        3,902,480          841,849         3,064,702
     Administrative expenses                         829,509          688,122          163,416           937,035
     Acquisition of rights (Note 3)                3,802,491              ---              ---               ---
                                                 ------------------------------------------------------------------
                                Total expenses    14,220,535        7,355,189        1,545,777         6,790,524
                                                 ------------------------------------------------------------------

 NET LOSS                                       $(12,658,271)     $(5,539,862)     $(1,006,638)      $(3,698,218)
                                                 ==================================================================
 NET LOSS PER COMMON SHARE                           $(1.58)           $(0.72)          $(0.13)          $(0.48)
                                                 ==================================================================
 WEIGHTED AVERAGE SHARES OUTSTANDING
                                                   8,001,985        7,740,981        7,721,023         7,695,164
                                                 ==================================================================





                       See notes to financial statements.

                            ATRIX LABORATORIES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                             Common Stock           Additional     Unrealized                         Total
                                                                     Paid-in        Holding       Accumulated     Shareholders'
                                         Shares        Amount        Capital       Gain(Loss)       Deficit          Equity
                                         --------------------------------------------------------------------------------------
 BALANCE,
 SEPTEMBER 30, 1992                      7,627,256       $7,627     $39,673,890     $             $(8,152,975)     $31,528,542
                                         --------------------------------------------------------------------------------------
 Exercise of employee stock options         89,917           90         209,113          ---               ---         209,203
 Issuance of Common Stock for warrants       3,850            4          19,245          ---               ---          19,249
 Unrealized holding gain                       ---          ---             ---       59,634               ---          59,634
 Net loss for the year                         ---          ---             ---          ---       (3,698,218)      (3,698,218)
                                         --------------------------------------------------------------------------------------
 BALANCE,
 SEPTEMBER 30, 1993                      7,721,023       $7,721     $39,902,248      $59,634     $(11,851,193)     $28,118,410
                                         --------------------------------------------------------------------------------------
 Unrealized holding loss                       ---          ---             ---     (133,637)              ---        (133,637)
 Net Loss for the Period                       ---          ---             ---          ---       (1,006,638)      (1,006,638)

                                         --------------------------------------------------------------------------------------
 BALANCE,
 DECEMBER 31, 1993                       7,721,023       $7,721     $39,902,248     $(74,003)    $(12,857,831)     $26,978,135
                                         --------------------------------------------------------------------------------------
 Exercise of employee stock options         14,080           14          35,340          ---               ---          35,354
 Issuance of Common Stock for warrants       7,975            8          39,867          ---               ---          39,875
 Unrealized holding loss                       ---          ---             ---     (322,962)              ---        (322,962)
 Net loss for the year                         ---          ---             ---          ---       (5,539,862)      (5,539,862)
                                         --------------------------------------------------------------------------------------
 BALANCE,
 DECEMBER 31, 1994                       7,743,078       $7,743     $39,977,455    $(396,965)    $(18,397,693)     $21,190,540
                                         --------------------------------------------------------------------------------------
 Exercise of stock options                 139,350          139         391,611          ---               ---         391,750
 Acquisition of rights                     550,868          551       3,520,407          ---               ---       3,520,958
 Unrealized holding gain                       ---          ---             ---      361,789               ---         361,789
 Net loss for the year                         ---          ---             ---          ---      (12,658,271)     (12,658,271)
                                         --------------------------------------------------------------------------------------
 BALANCE,
 DECEMBER 31, 1995                       8,433,296       $8,433     $43,889,473     $(35,176)    $(31,055,964)     $12,806,766
                                         ======================================================================================





                       See notes to financial statements.

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      Year            Year            Three            Year
                                                                      Ended           Ended        Months Ended        Ended
                                                                  December 31,    December 31,     December 31,    September 30,
                                                                      1995            1994            1993             1993
                                                                ----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(12,658,271)     $(5,539,862)    $(1,006,638)      $(3,698,218)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                     369,663          277,075          61,187           215,825
    Amortization of patents                                           15,175           13,632           1,890             6,896
    Amortization of bond premiums                                    241,623          360,763         157,798           367,544
    Loss (Gain) on sale of marketable securities                       4,895          218,043             ---          (157,681)
    Write-off of obsolete patents                                      5,506          134,380             ---            69,038
    Acquisition of rights through
     issuance of Common Stock                                      3,520,958              ---             ---               ---
    Net changes in current assets and liabilities:
    Accounts receivable                                              (97,196)         (62,176)        (11,598)         ( 74,433)
    Inventory                                                       (202,264)             ---             ---               ---
    Prepaid expenses and deposits                                   (453,649)          43,199         (53,702)           72,205
    Income tax refund receivable                                         ---              ---             ---           112,492
    Interest receivable                                               28,545           17,035         150,996           244,661
    Accounts payable - trade                                       1,381,583          (18,134)        109,921            92,903
    Accrued salaries and payroll taxes                                 9,199           10,412             355             8,116
    Other accrued liabilities                                        (43,707)         (32,106)         (6,335)           20,576
    Deferred revenue                                                 (75,000)         (79,357)       (125,643)         (151,865)
                                                                 ---------------------------------------------------------------
      Net cash used in operating activities                       (7,952,940)      (4,657,096)       (721,769)       (2,871,941)
                                                                 ---------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment, furniture and fixtures                (577,342)        (312,294)        (43,053)         (231,475)
    Acquisition of leasehold improvements                           (137,339)         (27,055)         (2,983)              ---
    Investments in intangible assets                                (167,157)        (157,829)        (46,893)         (184,291)
    Proceeds from maturities of marketable securities              5,185,800        5,000,000             ---        12,934,404
    Proceeds from sale of marketable securities
      available-for-sale                                           2,533,283        4,848,194             ---        11,314,120
    Investment in marketable securities                             (230,843)      (3,478,191)       (116,902)      (19,522,350)
                                                                 ---------------------------------------------------------------
      Net cash provided by (used in)
        investing activities                                       6,606,402        5,872,825        (209,831)        4,310,408
                                                                 ---------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Prepayment of long-term borrowing from related party                   ---             ---               ---       (3,586,272)
  Proceeds from issuance of Common Stock and exercise of
    stock options                                                    391,750           75,229             ---           228,452
                                                                 ---------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                                         391,750           75,229            ---         (3,357,820)
                                                                 ---------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                      (954,788)         1,290,958     ( 931,600)       (1,919,353)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                        1,880,275          589,317       1,520,917         3,440,270
                                                                ----------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 925,487       $1,880,275       $ 589,317        $1,520,917
                                                                ================================================================

                       See notes to financial statements.

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Atrix Laboratories, Inc. (the "Company") was incorporated in 1986. Its principal business is the research and development of a broad range of medical, dental and veterinary products based upon a biodegradable release drug delivery system. All of its products are in either the research, development, or clinical stage.

CHANGE IN FISCAL YEAR END

    Effective October 1, 1993, the Company changed its year end from September 30 to a calendar year ending December 31.

CASH AND CASH EQUIVALENTS

    Cash equivalents include all highly liquid investments with an original maturity of three months or less.

INVESTMENTS

    Investments in marketable securities for which the Company has the ability and intent to hold to maturity are carried at amortized cost. Other securities are classified as available-for-sale and carried at fair value with the unrealized holding gain or loss included in shareholders' equity. Premiums and discounts associated with bonds are amortized using the effective interest rate method.

INVENTORIES

    Inventories are stated at the lower of cost, determined by the first-in, first out (FIFO) method, or market. The components of inventories at December 31, 1995 are:

                 Raw Materials                                     $ 155,632
                 Work In Progress                                     46,632
                                                                   ---------
                                                                   $ 202,264
                                                                   =========

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related lease.

    Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. Repairs and maintenance expense was $83,106, $72,865, $14,696, and $66,375 for the years ended December 31, 1995 and 1994, the three months ended December 31, 1993, and the year ended September 30, 1993 respectively.

INTANGIBLE ASSETS

    Certain technology rights acquired from the Company's former parent, Vipont Pharmaceutical, Inc. ("VPI"), a wholly owned subsidiary of Colgate-Palmolive Company ("Colgate"), were transferred at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives. Also included in intangible assets are the legal costs incurred to obtain patents. Upon receiving a determination that the Company's claims have been approved, these costs are amortized over the patent's estimated useful life commencing with the approval of the patent. Costs associated with patents are expensed upon the determination that such costs are not recoverable.

REVENUE RECOGNITION

    The Company recognizes revenue on research contracts as research work is performed and costs are incurred. Deferred revenue is recorded with respect to payments received that relate to research activities to be performed in subsequent periods.

RESEARCH AND DEVELOPMENT

    Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

LOSS PER COMMON SHARE

    Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Fully diluted earnings per share is the same as primary earnings per share.

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993


USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 INCOME TAXES

    Effective October 1, 1993, the Company changed its method of accounting for income taxes to comply with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 7).

2.  MARKETABLE SECURITIES

    At December 31, 1995 marketable securities balances are as follows:

                                                                                                     Estimated
                                                Number of shares/                                      Fair
                                                 Principal Amount              Cost                    Value
                                                 ----------------           -----------             ----------
    Available-for-sale:
    -------------------
        U.S. Government and Agency
          Bond Funds
              Thornburg Fund                               36,161           $   458,151            $   453,461
              Pimco Fund                                  363,720             3,470,553              3,422,601
                                                        ---------           -----------            -----------
                Total                                     399,881           $ 3,928,704            $ 3,876,062
                                                        ---------           -----------            -----------

       U.S. Government and Agency Bonds                 7,025,000           $ 7,103,319            $ 7,120,785
                                                        ---------           -----------            -----------

                Total                                   7,424,881           $11,032,023            $10,996,847
                                                        =========           ===========            ===========

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993


    At December 31, 1994 marketable securities balances are as follows:

                                                                                                    Estimated
                                                Number of shares/                                      Fair
                                                 Principal Amount              Cost                    Value
                                                 ----------------           -----------             ----------
    Available-for-sale:
    -------------------
        U.S. Government and Agency
          Bond Funds
              Thornburg Fund                               34,014           $   431,770            $   401,360
              Pimco Fund                                  341,122             3,266,089              2,899,534
                                                       ----------           -----------             ----------
                Total                                     375,136            $3,697,859             $3,300,894
                                                       ==========            ==========             ==========

    Held-to-maturity - current:
    ---------------------------
        U.S. Government and Agency
          Bonds                                         4,570,000            $4,756,027             $4,619,995
          Commercial paper                              3,177,025             3,140,800              3,153,758
                                                       ----------            ----------             ----------
                                                        7,747,025            $7,896,827             $7,773,753
                                                       ==========            ==========             ==========

    Held-to-maturity - non-current:
    -------------------------------
    U.S. Government and Agency Bonds                    7,025,000            $7,172,095             $6,947,833
                                                       ==========            ==========             ==========

    The U.S. Government and Agency bonds mature in 1-3 years.

    The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of September 30, 1993. This statement requires that marketable securities that are available-for-sale be stated at fair value with the difference between cost and fair value included as a component of shareholders' equity. In the fourth quarter of 1995 the Company reassessed its classification of securities pursuant to a recent interpretation of Financial Accounting Standards No. 115 and reclassified securities with a market value of $7,120,785 from held-to-maturity to available-for-sale as of December 31, 1995 in accordance with such interpretation. An unrealized holding gain of $17,466 was recorded in shareholders' equity in connection with the transfer.

    At December 31, 1995, gross unrealized gains and losses pertaining to marketable securities were as follows:

                                 Gains                 Losses
                                -------                ------
    Available-for-sale          $32,689               $67,865
                                =======               =======

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993


3.  VIPONT ROYALTY INCOME FUND, LTD.

    The Company was the sole general partner of Vipont Royalty Income Fund, Ltd., a Colorado limited partnership (the "Partnership"). The primary asset of the Partnership was its right to receive payments from the Company based on royalties and/or proceeds from the sale of rights relating to the Perio Product, if any, pursuant to certain agreements (the "Agreements") between the Company and the Partnership. On September 27, 1995, the limited partners (the "Limited Partners") of the Partnership approved the merger (the "Merger"), of the Partnership with and into Atrix, L.P., a Colorado limited partnership ("Atrix, L.P."). The Company was the sole limited partner of Atrix, L.P. AtrixSub, a Colorado corporation and a wholly-owned subsidiary of the Company, was the sole general partner of Atrix, L.P. The Company determined the value of the Partnership using an income valuation approach based on projected royalty payments from projected sales of the Perio Product. The Company issued 550,868 shares of common stock, valued at $6.40 per share for purposes of the Merger, for a total consideration of $3,524,000. Additional expenses related to the Merger of approximately $278,000 were paid by the Company. The total cost of acquiring the Partnership rights of approximately $3,802,000 is considered a research and development cost and accordingly, was expensed in 1995. Immediately following the Merger, the Agreements were terminated pursuant to a Termination Agreement dated September 27, 1995 entered into between the Company and Atrix, L.P. Subsequent to the Merger, Atrix, L.P. and AtrixSub were dissolved.

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993


4.  SHAREHOLDERS' EQUITY

        The Company has reserved 1,500,000 of its authorized but unissued Common Stock for non-qualified stock option plans. Under the terms of the plans, options are not exercisable for a period of one to three years from the date of grant. The exercise price of all options is the closing bid price of the stock on the date of grant. There are 265,967 shares which remain available under the plan for future employee stock option grants.

                                                                          Number               Exercise
                                                                        of Shares           Price Per Share
                                                                       ----------           ---------------
    Options outstanding September 30, 1992                               556,450           $  .50 -  20.75
    Options granted                                                      383,655             6.63 -   9.88
    Options canceled or expired                                          (73,741)             .50 -  20.75
    Options exercised                                                    (89,917)             .50 -   7.87
                                                                        ---------

    Options outstanding September 30, 1993                                776,447          $  .50 -  20.75
    Options granted                                                        69,345            5.88
                                                                         --------

    Options outstanding December 31, 1993                                 845,792          $  .50 -  20.75
    Options granted                                                        19,000            6.13 -   9.13
    Options canceled or expired                                           (58,850)           5.88 -  14.00
    Options exercised                                                     (14,080)            .50 -   3.75
                                                                         ---------

    Options outstanding December 31, 1994                                 791,862          $  .50 -  20.75
    Options granted                                                       153,088            6.63 -   6.88
    Options canceled or expired                                           (45,345)           5.88 -  15.88
    Options exercised                                                    (139,350)            .50 -   5.88
                                                                        ----------

    Options outstanding December 31, 1995                                 760,255          $  .50 -  20.75
                                                                       ==========

Options outstanding were available for exercise as follows:

    Options Exercisable
    -------------------
        Currently Exercisable                                            501,350
        1996                                                             156,546
        1997                                                              54,263
        1998                                                              48,096
                                                                      -----------
        Total                                                            760,255
                                                                      ===========

Non-qualified Stock Option Plan

    During 1991, the Company reserved 50,000 of its authorized but unissued Common Stock for stock options to be granted to outside consultants. The Company granted 30,000 shares to a consultant at an exercise price equal to the market price on the date of grant, which became

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993


fully exercisable on November 12, 1993. In April 1994, the Company granted a non-qualified option to purchase 7,500 shares to a consultant at an exercise price equal to the market price on the date of grant, to vest over a period of three years. In August, 1995, the Company granted a non-qualified option to purchase of 7,000 shares to a consultant at an exercise price equal to the market price on the date of grant. The option will vest based on performance criteria. In September, 1995, the Company granted a non-qualified option to purchase 3,360 shares to a consultant at an exercise price equal to the market price on the date of grant which became fully exercisable as of December 31, 1995. In October, 1995, the Company amended its non-qualified stock option plan on a registration statement S-8 to increase the number of shares available from 50,000 to 100,000.


5.  RELATED PARTY TRANSACTIONS

    In 1992 and 1993, the Company received a total of $1,000,000 from Colgate for funding of research and development of a biodegradable membrane for guided tissue regeneration in periodontal flap surgery ("GTR Product"). The Research and Development Agreement provided that in the event Colgate exercised its right to terminate, which it did after the $1,000,000 expenditure, the Company could supply the GTR Product to any third party. However, in such event the Company agreed to reimburse Colgate for all actual out-of-pocket costs expended by Colgate, the manner and period for such reimbursement to be mutually agreed upon by the parties but in no event shall the full reimbursement to Colgate for its expenditures extend for a period of more than two years after the effective date of an executed agreement by the Company to supply the GTR Product to a third party.

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993


6. MAJOR CUSTOMERS

    Contract revenue for two unrelated customers was $225,000 and $227,000 for
1995 and   $210,000 and $335,357 for 1994, and for one unrelated customer was
$125,642 for the three months ended December 31, 1993. Contract revenue for the year ended September 30, 1993 includes $341,924 from a related party and $851,866 from an unrelated customer.

7.  INCOME TAXES

    Effective October 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax liability computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. There was no cumulative effect on prior years resulting from the adoption of SFAS No. 109 because, as of October 1, 1993, a valuation allowance was established equal to the net deferred tax assets, due to uncertainties as to the ultimate realization of deferred tax assets.

Net deferred tax assets and the valuation allowance at December 31, 1995 and 1994, consist of:

                                                                    1995                        1994
                                                                    ----                       -----
    Deferred tax assets (liabilities):
        Net operating loss carry forwards                       $  9,941,000                  6,284,000
        Amortization of intangibles                                2,881,000                  1,575,000
        Available-for-sale securities                                 13,000                    148,000
        Depreciation                                                  60,000                     22,000
        Investment in Partnership                                                                85,000
        Other items                                                  (50,000)                   (12,000)
                                                                ------------                 ----------
             Net deferred tax assets                              12,845,000                  8,102,000
                                                                ------------                  ---------

    Less valuation allowance                                     (12,845,000)                (8,102,000)
                                                                ------------                -----------
      Total                                                     $          0                $         0
                                                                ============                ===========

    At December 31, 1995 the Company has approximately $26,652,000 of federal income tax net operating loss carry forwards which expire through 2010.

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993


8.  LEASE COMMITMENTS

    As of December 31, 1995, minimum rental commitments under non-cancelable operating leases of one year or more are as follows:

          Year Ending
          December 31,
          ------------
             1996                                     $261,674
             1997                                      240,337
             1998                                      109,837
             1999                                       13,170
             2000                                        6,585
                                                      --------
            Total                                     $631,603
                                                      ========

    Other accrued liabilities includes deferred rent of $152,108 as of December 31, 1995 and $195,815 as of December 31, 1994. Rent expense was $202,503 for 1995, $179,204 for 1994, $43,911 for the three months ended December 31, 1993, and $197,798 for the year ended September 30, 1993.


9.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 107 requires, among other things, that the Company disclose the fair value of financial instruments, and the methods and significant assumptions used to estimate the fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information.

                           ATRIX LABORATORIES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
        FOR YEARS ENDED DECEMBER 31, 1995 AND 1994, THREE MONTHS ENDED
             DECEMBER 31, 1993, AND YEAR ENDED SEPTEMBER 30, 1993


    The estimated fair values of the Company's financial instruments as of December 31, 1995 are as follows:

                                           Carrying          Estimated
                                            Amount             Fair
                                                               Value
                                         -----------------------------
      Cash and cash equivalents          $   925,487       $   925,487

      Marketable Securities               10,996,847        10,996,847
      available-for-sale


The following methods and assumptions were used to estimate the fair value of financial instruments:

    Cash and cash equivalents - The carrying amount is a reasonable estimate of fair value.

    Marketable Securities available-for-sale - The fair value is based on quoted market prices or dealer quotes.

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
3.1                               Amended and Restated Certificate of Incorporation(1)

3.2                               Amended and Restated Bylaws(2)

4.1                               Form of Common Stock Certificate(3)

10.1                              Employment Agreement between Registrant and John E. Urheim dated June 4, 1993(3)

10.2                              Amendment No. 3 and Restatement of Master Technology Transfer Agreement between Registrant and
                                  Vipont Pharmaceutical, Inc.(2)

10.3                              Incentive Stock Option Agreement(2)

10.4                              Agreement between Registrant and Vipont Pharmaceutical, Inc.(2)

10.5                              Termination Agreement dated September 27, 1995 between Registrant and Atrix, L.P.*

23                                Consent of Deloitte & Touche LLP*

27                                Financial Data Schedule*

___________________
(1) Incorporated by reference to Registrant's Current Report on Form 8-K, dated December 1, 1989, as filed with the Securities and Exchange Commission on December 15, 1989.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, file number 33-34882.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.
 *  Filed herewith.