Form 10-Q
period 1996-03-31
ATRIX LABORATORIES INC
filed 1996-05-15
CIK 809875

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended                             Commission File No.
      March 31, 1996                                      0-18231

                            ATRIX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           84-1043826
(State of Incorporation)                               (I.R.S. Employer
                                                       Identification Number)

   2579 Midpoint Drive
   Fort Collins, Colorado                                     80525
 (Address of principal                                        (Zip Code)
   executive offices)

                                 (970) 482-5868
               (Registrant's telephone number including area code)

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

                  As of May 10, 1996, there were 10,742,784 issued and outstanding shares of the Registrant's $.001 par value common stock.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                         December 31,          March 31,
                                                                             1995                1996
                                                                             ----                ----
                               ASSETS                                                         (Unaudited)

CURRENT ASSETS:
         Cash and cash equivalents                                       $    925,487        $    173,695
         Marketable securities, available-for-sale, at fair value          10,996,847           8,842,783
         Accounts receivable                                                  190,665             113,246
         Interest receivable                                                  112,303              68,237
         Prepaid expenses and deposits                                        572,751             249,903
         Inventory                                                            202,264             256,513
                                                                            ---------           ---------
                  Total current assets                                     13,000,317           9,704,377
                                                                            ---------           ---------
PROPERTY AND EQUIPMENT:
         Equipment, furniture and fixtures                                  1,847,164           1,956,697
         Leasehold improvements                                               506,190             539,447
                                                                            ---------           ---------
                  Total                                                     2,353,354           2,496,144
         Accumulated depreciation and amortization                         (1,133,864)         (1,241,286)
                                                                            ---------           ---------
                Property and equipment, net                                 1,219,490           1,254,858
                                                                            ---------           ---------
OTHER ASSETS:
         Intangible assets, net of accumulated amortization of                674,116             768,024
         $52,240 and $56,149
TOTAL                                                                    $ 14,893,923        $ 11,727,259
                                                                         ============        ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable - trade                                        $  1,862,850        $  1,313,285
         Accrued salaries and payroll taxes                                    72,199              70,216
         Other accrued liabilities                                            152,108             139,973
         Deferred revenue                                                        --                 5,003
                                                                            ---------           ---------
               Total current liabilities                                    2,087,157           1,528,477
                                                                            ---------           ---------

SHAREHOLDERS' EQUITY:
         Preferred Stock $.001 par value; authorized 5,000,000
         shares, none issued or outstanding
         Common stock $.001 par value; authorized 25,000,000                    8,433               8,485
         shares; 8,433,296 and 8,484,567 shares issued and
         outstanding
         Additional paid-in capital                                        43,889,473          44,193,300
         Unrealized holding loss on securities, available-for-sale            (35,176)           (196,948)
         Accumulated deficit                                              (31,055,964)        (33,806,055)
                                                                          -----------         -----------

               Total shareholders' equity                                  12,806,766          10,198,782
                                                                           ----------          ----------

TOTAL                                                                    $ 14,893,923        $ 11,727,259
                                                                         ============        ============



                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (Unaudited)



REVENUE:                                             1995               1996
                                                     ----               ----


      Sales                                       $      --          $    59,040
      Contract revenue                                 62,250            120,008
      Interest income                                 262,808            149,921
      Gain on sale of marketable securities              --               23,953
                                                  -----------        -----------
                  Total revenue                       325,058            352,922
                                                  -----------        -----------
EXPENSES:

       Cost of goods sold                                --               40,670
       Research and development

          -ATRIDOX(TM)product                       1,118,675          1,369,478
          -Other                                      862,789          1,103,904
       Administrative and marketing                   278,538            588,961
                                                  -----------        -----------
                   Total expenses                   2,260,002          3,103,013
                                                  -----------        -----------
NET LOSS                                          $(1,934,944)       $(2,750,091)
                                                  ===========        ===========
NET LOSS PER COMMON SHARE                         $     (0.25)       $     (0.33)
                                                  ===========        ===========
WEIGHTED AVERAGE SHARES                             7,812,430          8,462,433
OUTSTANDING
                                                  ===========        ===========


                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)



                                                                     Additional       Unrealized                           Total
                                            Common Stock               Paid-in         Holding        Accumulated      Shareholders'
                                            ------------
                                        Shares         Amount          Capital          Loss            Deficit           Equity
                                        ------         ------          -------          ----            -------           ------

BALANCE, December 31, 1995              8,433,296    $      8,433    $ 43,889,473    $    (35,176)    $(31,055,964)    $ 12,806,766
Exercise of stock options                  51,271              52         303,827            --               --            303,879
Unrealized holding loss                      --              --              --          (161,772)            --           (161,772)
Net loss for the period                      --              --              --              --         (2,750,091)      (2,750,091)
                                     ------------    ------------    ------------    ------------     ------------     ------------

BALANCE,  March 31, 1996                8,484,567    $      8,485    $ 44,193,300    $   (196,948)    $(33,806,055)    $ 10,198,782
                                     ============    ============    ============    ============     ============     ============


                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (Unaudited)

                                                                                                        1995                1996
                                                                                                        ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                                        $(1,934,944)        $(2,750,091)

    Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation                                                                              80,500             108,717
               Amortization of patents                                                                    3,304               3,909
               Amortization of bond premiums                                                             17,243              25,573
               Gain on sale of marketable securities                                                       --               (23,953)
    Net changes in current assets and liabilities:
               Accounts receivable                                                                       83,558              77,419
               Prepaid expenses and deposits                                                           (433,109)            322,848
               Inventory                                                                                   --               (54,249)
               Interest receivable                                                                      (92,319)             44,066
               Accounts payable - trade                                                                 237,069            (549,565)
               Accrued salaries and payroll taxes                                                           366              (1,983)
               Other accrued liabilities                                                                 (9,236)            (12,135)
               Deferred revenue                                                                          18,750               5,003
                                                                                                    -----------         -----------
                        Net cash used in operating activities                                        (2,028,818)         (2,804,441)
                                                                                                    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
               Acquisition of equipment, furniture and fixtures                                         (57,753)           (110,828)
               Acquisition of leasehold improvements                                                    (17,577)            (33,257)
               Investments in intangible assets                                                         (16,273)            (40,205)
               Proceeds from sale of marketable securities available-for-sale                              --             2,050,342
               Investment in marketable securities                                                      (53,915)            (59,670)
                                                                                                    -----------         -----------
                        Net cash (used in) provided by investing activities                            (145,518)          1,806,382
                                                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from issuance of common stock and exercise of stock
                       options                                                                          358,575             303,879


               Deferred registration costs                                                                 --               (57,612)
                                                                                                    -----------         -----------
                        Net cash provided by financing activities                                       358,575             246,267
                                                                                                    -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (1,815,761)           (751,792)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        1,880,275             925,487
                                                                                                    -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $    64,514         $   173,695
                                                                                                    ===========         ===========




                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited financial statements of Atrix Laboratories, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist only of normal recurring accruals) for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995, filed with the Securities and Exchange Commission in the Company's Annual Report Form 10-K.

NOTE 2.  SUBSEQUENT EVENTS

                  On May 8, 1996, the Company completed the sale of 2,250,000 shares of common stock for $11.625 per share, which provided the Company with net proceeds of approximately $24,587,000. The Company intends to use the net proceeds of the offering to fund further research of its products, commercialize its dental products in the United States and Europe, expand its manufacturing capabilities, and for working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
        THREE MONTHS ENDED MARCH 31, 1995

                  Sales recorded during the three months ended March 31, 1996, represents revenue from sales of the ATRISORB(R) GTR Barrier. The Company had no product sales during 1995.

                  Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $120,000 for the three months ended March 31, 1996, compared to approximately $62,000 for the three months ended March 31, 1995, representing a 94% increase.

                  Interest income for the three months ended March 31, 1996, was approximately $150,000 compared to approximately $263,000 for the three months ended March 31, 1995, representing a 43% decrease. Interest income decreased due to a reduction in principal investments as a result of the funds being used in general operations. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

                  A gain on sale of marketable securities of approximately $24,000 was realized for the three months ended March 31, 1996, whereas no gain was realized for the comparable period in 1995. The proceeds from the sale of marketable securities were used to fund operations.

                  Cost of goods sold recorded for the three months ended March 31, 1996 was associated with the launch of the Company's first dental product, the ATRISORB(R) GTR Barrier. There were sales to certain European countries in March 1996.

                  Research and development expenses - ATRIDOX(TM) product for the three months ended March 31, 1996, were approximately $1,369,000 compared to approximately $1,119,000 for the three months ended March 31, 1995, representing a 22% increase. This increase is a result of the continuation of two Phase III clinical trials for the ATRIDOX(TM) product which began in January 1995.

                  Other research and development expenses, which included activities for the ATRISORB(R) Barrier and other research activities for the three months ended March 31, 1996, were approximately $1,104,000 compared to approximately $863,000 for the three months ended March 31, 1995, representing a 28% increase. The increase was primarily a result of hiring additional personnel in the Manufacturing and QA/QC departments; and increased quality assurance and quality control efforts.

                  Administrative expenses increased to approximately $589,000 for the three months ended March 31, 1996, from approximately $279,000 for the three months ended March 31, 1995, representing a 111% increase. The primary reasons for this increase were expenses related to the initiation of marketing and sales efforts for the ATRISORB(R) GTR Barrier product and increased general operating costs.

                  The Company recorded a net loss of approximately $2,750,000 for the three months ended March 31, 1996, compared to a net loss of approximately $1,935,000 for the three months ended March 31, 1995, representing a 42% increase. The increase in net loss was primarily the result of the initiation of marketing and sales efforts for the Company's ATRISORB(R) Barrier product, the hiring of appropriate staff, greater quality assurance and quality control efforts, and increased expenses relating to clinical studies for the Company's ATRIGEL(R) drug delivery system.

LIQUIDITY AND CAPITAL RESOURCES

                  As of March 31, 1996, the Company had cash and cash equivalents of approximately $174,000, marketable securities, available-for-sale, at fair value of approximately $8,843,000 and other current assets of approximately $687,000, for total current assets of approximately $9,704,000. Current liabilities totaled approximately $1,528,000, which resulted in working capital of approximately $8,176,000.

                  During the three months ended March 31, 1996, the Company used net cash in operating activities of approximately $2,804,000. This was primarily a result of the net loss for the period of approximately $2,750,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statement of cash flows.

                  Net cash provided by investing activities was approximately $1,806,000 during the three months ended March 31, 1996, primarily as a result of the proceeds from sales of marketable securities. This was reduced by cash used for the acquisition of capital equipment and leasehold improvements, investments in intangible assets, and investments in marketable securities.

                  Net cash provided from financing activities was approximately $246,000. The increase was a result of the exercise of stock options by certain directors and employees, reduced by cash used for expenses related to the registration of common stock. See "Note 2 to Financial Statements."

                  The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $144,000 for property, equipment and leasehold improvements, and approximately $40,000 for patent development in the three month period ending March 31, 1996.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             27.  Financial Data Schedule.

     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the period ended March 31, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ATRIX LABORATORIES, INC.

                            (Registrant)

May 13, 1996                By: /s/ John E. Urheim
                               ------------------
                               John E. Urheim
                               Vice Chairman of the Board of Directors and Chief Executive Officer

May 13, 1996                By: /s/ Kimberly A. Marks
                               ---------------------
                               Kimberly A. Marks
                               Corporate Controller, Assistant Secretary, and Assistant Treasurer

                                 EXHIBIT INDEX



Exhibit
Number                          Exhibit Description               Page
- ------                          -------------------               ----

27                              Financial Data Schedule