Form 10-Q
period 1996-06-30
ATRIX LABORATORIES INC
filed 1996-07-31
CIK 809875

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                        Commission File No.
   June 30, 1996                                                   0-18231

                              ATRIX LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                               84-1043826
- --------------------------------------------------------------------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                          Identification Number)

2579 Midpoint Drive
Fort Collins, Colorado                                           80525
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

         As of July 17, 1996, there were 11,080,284 issued and outstanding shares of the Registrant's $.001 par value common stock.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS


                                                                                  December 31,           June 30,
                                                                                      1995                 1996
                                                                               -------------------------------------
                                            ASSETS                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                  $           925,487   $    27,583,501
    Marketable securities, available-for-sale, at fair value                            10,996,847         6,822,990
    Accounts receivable                                                                    190,665           348,092
    Interest receivable                                                                    112,303            65,970
    Prepaid expenses and deposits                                                          572,751           448,289
    Inventory                                                                              202,264           310,297
                                                                               -------------------------------------
         Total current assets                                                           13,000,317        35,579,139
                                                                               -------------------------------------
PROPERTY AND EQUIPMENT:
    Equipment, furniture and fixtures                                                    1,847,164         2,220,341
    Leasehold improvements                                                                 506,190           543,904
                                                                               -------------------------------------
         Total                                                                           2,353,354         2,764,245
    Accumulated depreciation and amortization                                           (1,133,864)       (1,361,109)
        Property and equipment, net                                                      1,219,490         1,403,136
                                                                               -------------------------------------
OTHER ASSETS:
    Intangible assets, net of accumulated amortization of $52,240 and                      674,116           743,075
    $62,294                                                                    -------------------------------------
TOTAL                                                                          $        14,893,923   $    37,725,350
                                                                               =====================================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable - trade                                                   $         1,862,850   $     2,126,001
    Accrued salaries and payroll taxes                                                      72,199            75,001
    Other accrued liabilities                                                              152,108           126,049
    Deferred revenue                                                                           ---            32,000
                                                                               -------------------------------------
        Total current liabilities                                                        2,087,157         2,359,051
                                                                               -------------------------------------
SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value; authorized 5,000,000 shares, none issued or outstanding
    Common stock, $.001 par value; authorized 25,000,000 shares; 8,433,296                   8,433            11,080
    and 11,080,284 shares issued and outstanding
    Additional paid-in capital                                                          43,889,473        72,083,128
    Unrealized holding loss on marketable securities, available-for-sale                   (35,176)         (262,556)
    Accumulated deficit                                                                (31,055,964)      (36,465,353)
                                                                               -------------------------------------
        Total shareholders' equity                                                      12,806,766        35,366,299
                                                                               -------------------------------------
TOTAL                                                                          $        14,893,923   $    37,725,350
                                                                               =====================================

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (Unaudited)



REVENUE:                                              1995             1996
                                              ----------------------------------
   Sales                                      $           ---    $        60,921
   Contract revenue                                   185,416            281,563
   Interest income                                    281,883            287,627
   Gain on sale of marketable securities                  ---             12,466
                                              ----------------------------------
         Total revenue                                467,299            642,577
                                              ----------------------------------
EXPENSES:
    Cost of goods sold                                    ---             46,944
    Research and development
      o  ATRIDOX(TM) product                        1,438,555          1,416,032
      o  Other                                        886,304          1,266,346
    Administrative and marketing                      287,260            572,553
                                              ----------------------------------
         Total expenses                             2,612,119          3,301,875
                                              ----------------------------------
NET LOSS                                      $    (2,144,820)   $    (2,659,298)
                                              ==================================
NET LOSS PER COMMON SHARE                     $         (0.27)   $         (0.27)
                                              ==================================
WEIGHTED AVERAGE SHARES OUTSTANDING                 7,875,741          9,923,803
                                              ==================================





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (Unaudited)



REVENUE:                                              1995              1996
                                              ----------------------------------
   Sales                                      $           ---    $       119,961
   Contract revenue                                   244,666            401,571
   Interest income                                    544,691            437,549
   Gain on sale of marketable securities                  ---             36,419
                                              ----------------------------------
         Total revenue                                789,357            995,500
                                              ----------------------------------
EXPENSES:
    Cost of goods sold                                    ---             87,614
    Research and development
      o  ATRIDOX(TM) product                        2,556,104          2,785,510
      o  Other                                      1,749,220          2,370,250
    Administrative and marketing                      562,797          1,161,515
                                              ----------------------------------
         Total expenses                             4,868,121          6,404,889
                                              ----------------------------------
NET LOSS                                      $    (4,078,764)   $    (5,409,389)
                                              ==================================
NET LOSS PER COMMON SHARE                     $         (0.52)   $         (0.59)
                                              ==================================
WEIGHTED AVERAGE SHARES OUTSTANDING                 7,844,260          9,193,118
                                              ==================================





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)

                                                             Additional    Unrealized                          Total
                                         Common Stock         Paid-in        Holding      Accumulated      Shareholders'
                                       Shares      Amount     Capital         Loss           Deficit          Equity
                                    -----------------------------------------------------------------------------------
 BALANCE, December 31, 1995          8,433,296    $ 8,433    $43,889,473    $ (35,176)    $ (31,055,964)    $12,806,766

 Exercise of stock options              59,488         59        352,266           ---               ---        352,325

 Issuance of common stock            2,587,500      2,588     27,841,389           ---               ---     27,843,977

 Unrealized holding loss                   ---        ---            ---     (227,380)               ---       (227,380)

 Net loss for the period                   ---        ---            ---           ---       (5,409,389)     (5,409,389)
                                    -----------------------------------------------------------------------------------
 BALANCE, June 30, 1996             11,080,284    $11,080    $72,083,128    $(262,556)    $ (36,465,353)    $35,366,299
                                    ===================================================================================





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (Unaudited)


                                                                                      1995                  1996
                                                                            -----------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $       (4,078,764)   $        (5,409,389)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                  166,319                228,540
         Amortization of patents                                                         6,790                 10,054
         Amortization of bond premiums                                                 125,788                 28,675
         Gain on sale of marketable securities                                             ---                (36,419)
         Write-off of obsolete patents                                                   5,507                  4,942
         Net changes in current assets and liabilities:
         Accounts receivable                                                            73,839               (157,427)
         Prepaid expenses and deposits                                                (314,815)               124,463
         Inventory                                                                     (64,170)              (108,033)
         Interest receivable                                                            21,743                 46,333
         Accounts payable - trade                                                       91,600                263,151
         Accrued salaries and payroll taxes                                              3,375                  2,802
         Other accrued liabilities                                                     (19,437)               (26,059)
         Deferred revenue                                                               87,501                 32,000
                                                                            -----------------------------------------
             Net cash used in operating activities                                  (3,894,724)            (4,996,367)
                                                                            -----------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of equipment, furniture and fixtures                             (190,476)              (374,475)
         Acquisition of leasehold improvements                                         (29,257)               (37,714)
         Investments in intangible assets                                              (55,266)               (83,955)
         Proceeds from sale of marketable securities                                       ---              4,070,501
         Proceeds from maturities of marketable securities                           3,140,800                    ---
         Investment in marketable securities                                          (110,620)              (116,278)
                                                                            -----------------------------------------
             Net cash provided by investing activities                               2,755,181              3,458,079
                                                                            -----------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock and exercise of stock                  363,975             28,196,302
                                                                            -----------------------------------------
             Net cash provided by financing activities                                 363,975             28,196,302
                                                                            -----------------------------------------
 NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                (775,568)            26,658,014
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,880,275                925,487
                                                                            -----------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $        1,104,707    $        27,583,501
                                                                            =========================================

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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

NOTE 2.  SUBSEQUENT EVENT

         On July 17, 1996, the Company completed the purchase of a 25,000 square foot, fully-operational pharmaceutical and biotechnology manufacturing facility and its associated equipment for approximately $3,400,000. The Company intends to use the facility to manufacture products based on the ATRIGEL(R) drug delivery technology, including its ATRISORB(R) Barrier product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
         THREE MONTHS ENDED JUNE 30, 1995

         Sales recorded during the three months ended June 30, 1996,primarily represents revenue from sales of the ATRISORB(R) GTR Barrier in certain European Countries. The Company had no product sales during 1995.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $282,000 for the three months ended June 30, 1996, compared to approximately $185,000 for the three months ended June 30, 1995, representing a 52% increase. The increased revenues are partially due to the Company being awarded two federal research grants during the current quarter.

         Interest income for the three months ended June 30, 1996, was approximately $288,000 compared to approximately $282,000 for the three months ended June 30, 1995. Interest income for the current quarter increased over the comparable period in the prior year due to a substantial increase in principal investments as a result of the common stock offering completed in May 1996.

         A gain on sale of marketable securities of approximately $12,000 was realized for the three months ended June 30, 1996, whereas no gain was realized for the comparable period in 1995. The proceeds from the sale of marketable securities were used to fund operations.

         Cost of goods sold recorded for the three months ended June 30, 1996 was primarily associated with the launch of the Company's first dental product, the ATRISORB(R) GTR Barrier.

         Research and development expenses - ATRIDOX(TM) product for the three months ended June 30, 1996, were approximately $1,416,000 compared to approximately $1,439,000 for the three months ended June 30, 1995. Expenses for the ATRIDOX(TM) product were lower than in the previous year due to the completion of Phase III clinical trials of the product in May 1996.

         Other research and development expenses, which included activities for the ATRISORB(R) Barrier and other research activities for the three months ended June 30, 1996, were approximately $1,266,000 compared to approximately $886,000 for the three months ended June 30, 1995, representing a 43% increase. The increase was primarily a result of hiring additional personnel in the Manufacturing and Quality Assurance/Quality Control departments; and increased quality assurance and quality control efforts.

         Administrative expenses increased to approximately $573,000 for the three months ended June 30, 1996, from approximately $287,000 for the three months ended June 30, 1995, representing a 100% increase. The primary reasons for this increase were expenses related to the initiation in the current year of marketing and sales efforts related to the ATRISORB(R) GTR Barrier Product and increased general operating costs.

         The Company recorded a net loss of approximately $2,659,000 for the three months ended June 30, 1996, compared to a net loss of approximately $2,145,000 for the three months ended June 30, 1995, representing a 24% increase. The increase in net loss was primarily the result of the initiation of marketing and sales efforts for the Company's ATRISORB(R) Barrier product, the hiring of appropriate staff, and increased quality assurance and quality control efforts.

         SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
         SIX MONTHS ENDED JUNE 30, 1995

         Sales recorded during the six months ended June 30, 1996, primarily represents revenue from sales of the ATRISORB(R) GTR Barrier. The Company had no product sales during 1995.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $402,000 for the six months ended June 30, 1996, compared to approximately $245,000 for the six months ended June 30, 1995, representing a 64% increase. The increased revenues are partially due to the Company being awarded two federal research grants during the second quarter.

         Interest income for the six months ended June 30, 1996, was approximately $438,000 compared to approximately $545,000 for the six months ended June 30, 1995, representing a 24% decrease. Interest income was less than that of the comparable period in the prior year due to a reduction in principal investments to fund general operations, offset by a substantial increase in principal investments during the second quarter as a result of the common stock offering completed in May 1996.

         A gain on sale of marketable securities of approximately $36,000 was realized for the six months ended June 30, 1996, whereas no gain was realized for the comparable period in 1995. The proceeds from the sale of marketable securities were used to fund operations.

         Cost of goods sold recorded for the six months ended June 30, 1996 was primarily associated with the launch of the Company's first dental product, the ATRISORB(R) GTR Barrier in certain European Countries.

         Research and development expenses - ATRIDOX(TM) product for the six months ended June 30, 1996, were approximately $2,786,000 compared to approximately $2,556,000 for the six months ended June 30, 1995, representing a 9% increase due to conducting the Phase III clinical trials. Expenses for the ATRIDOX(TM) product for the remainder of the year are anticipated to be lower overall than in the previous year due to the completion of Phase III clinical trials in May 1996.

         Other research and development expenses, which included activities for the ATRISORB(R) Barrier and other research activities for the six months ended June 30, 1996, were approximately $2,370,000 compared to approximately $1,749,000 for the six months ended June 30, 1995, representing a 36% increase. The increase was primarily a result of hiring additional personnel in the Manufacturing and Quality Assurance/Quality Control departments; and increased quality assurance and quality control efforts.

         Administrative expenses increased to approximately $1,162,000 for the six months ended June 30, 1996, from approximately $563,000 for the six months ended June 30, 1995, representing a 106% increase. The primary reasons for this increase were expenses related to the initiation of marketing and sales efforts related to the ATRISORB(R) GTR Barrier Product and increased general operating costs.

         The Company recorded a net loss of approximately $5,409,000 for the six months ended June 30, 1996, compared to a net loss of approximately $4,079,000 for the six months ended June 30, 1995, representing a 33% increase. The increase in net loss was primarily the result of the initiation of marketing and sales efforts for the Company's ATRISORB(R) Barrier product, the hiring of appropriate staff, and greater quality assurance and quality control efforts.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of 1996, the Company completed the sale of 2,587,500 shares of common stock for $11 5/8 per share, which provided the Company with net proceeds of approximately $27,844,000. The majority of the proceeds were invested in commercial paper with A1P1 ratings, and the remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations. The existing securities available for sale had been invested by the Company in U.S. government bond funds, long-term U.S. government and government agency investments. The Company intends to use the net proceeds of the offering to fund further research of its products, commercialize its dental products in the United States and Europe, expand its manufacturing capability, and for working capital purposes.

         As of June 30, 1996, the Company had cash and cash equivalents of approximately $27,584,000, marketable securities, available-for-sale, at fair value of approximately $6,823,000 and other current assets of approximately $1,173,000, for total current assets of approximately $35,579,000. Current liabilities totaled approximately $2,359,000, which resulted in working capital of approximately $33,220,000.

         During the six months ended June 30, 1996, the Company used net cash in operating activities of approximately $4,996,000. This was primarily a result of the net loss for the period of approximately $5,409,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statement of cash flows.

         Net cash provided by investing activities was approximately $3,458,000 during the six months ended June 30, 1996, primarily as a result of the proceeds from sales of marketable securities. This was reduced by cash used for the acquisition of capital equipment and leasehold improvements, investments in intangible assets, and investments in marketable securities.

         Net cash provided from financing activities was approximately $28,196,000. The increase was a result of the issuance and sale of 2,587,500 shares of common stock during the second quarter, as well as the exercise of stock options by certain directors and employees.

         The Company's long-term capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $374,000 for property, equipment and leasehold improvements, and approximately $84,000 for patent development in the six month period ending June 30, 1996.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Shareholders Meeting was held on April 28, 1996, in Fort Collins, Colorado, for the purpose of re-electing Dr. G. Lee Southard, Mr. C. Rodney O'Connor and Mr. H. Stuart Campbell to the Board of Directors as Class C directors, and ratifying the appointment of the Company's independent auditors.

         The following votes were cast by the Shareholders with respect to the election of directors named in the Proxy Statement:

                                          Shares           Shares           Shares
                                          Voted            Voted            Voted             Broker
                                           For            Against         Abstained          Non-Votes
                                        ---------        ---------        ---------          ---------
 Dr. G. Lee Southard                    7,059,855          23,206              0                0
 Mr. C. Rodney O'Connor                 7,059,751          23,310              0                0
 Mr. H. Stuart Campbell                 7,059,769          23,292              0                0

         The following votes were cast by Shareholders with respect to the resolution to ratify the Board of Directors' selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1996:

                           Shares           Shares           Shares
                           Voted            Voted            Voted             Broker
                            For            Against         Abstained          Non-Votes
                         ---------        ---------        ---------          ---------
                         7,028,770          23,548           30,743               0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the period ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ATRIX LABORATORIES, INC.
                              (Registrant)


July 31, 1996                       By: /s/ John E. Urheim
                                        ---------------------------------------
                                    John E. Urheim
                                    Vice Chairman of the Board of Directors
                                    and Chief Executive Officer




July 31, 1996                       By: /s/ Kimberly A. Marks
                                        ---------------------------------------
                                    Kimberly A. Marks
                                    Corporate Controller, Assistant
                                    Secretary, and Assistant Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION                        PAGE
- -------                      -------------------                        ----
  27                      Financial Data Schedule