Form 10-Q
period 1996-09-30
ATRIX LABORATORIES INC
filed 1996-11-12
CIK 809875

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                       Commission File No.
 September 30, 1996                                               0-18231

                          ATRIX LABORATORIES, INC.
        -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                                                 84-1043826
--------------------------------------------------------------------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                          Identification Number)

2579 Midpoint Drive
Fort Collins, Colorado                                              80525
--------------------------------------------------------------------------------
(Address of principal                                             (Zip Code)
 executive offices)

                               (970) 482-5868
            -----------------------------------------------------
             (Registrant's telephone number including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                 No
                              --------                -------

         As of October 21, 1996, there were 11,094,729 issued and outstanding shares of the Registrant's $.001 par value common stock.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS


                                                                       December 31,       September 30, 1996
                                                                           1995
                                                                     ---------------------------------------
                                                    ASSETS                                     (Unaudited)
 CURRENT ASSETS:

     Cash and cash equivalents                                       $         925,487   $        21,284,381
     Marketable securities, available-for-sale, at fair value               10,996,847             5,889,559
     Accounts receivable                                                       190,665               560,854
     Interest receivable                                                       112,303                54,435

     Prepaid expenses and deposits                                             572,751               619,641
     Inventory                                                                 202,264               337,404
                                                                     ---------------------------------------
          Total current assets                                              13,000,317            28,746,274
                                                                     ---------------------------------------

 PROPERTY, PLANT  AND EQUIPMENT:
     Property, plant and equipment                                          1,847,164              5,730,289
     Leasehold improvements                                                   506,190                545,593
                                                                     ---------------------------------------

          Total                                                             2,353,354              6,275,882
                                                                     ---------------------------------------
     Accumulated depreciation                                              (1,133,864)            (1,517,953)
                                                                     ---------------------------------------
         Property, plant and equipment, net                                 1,219,490              4,757,929
                                                                     ---------------------------------------

 OTHER ASSETS:
     Intangible assets, net of accumulated amortization of                     674,116               775,239
     $52,240 and $65,308
                                                                     ---------------------------------------
 TOTAL                                                               $      14,893,923   $        34,279,442
                                                                     =======================================




                                     LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
     Accounts payable - trade                                        $      1,862,850    $           990,435

     Accrued salaries and payroll taxes                                        72,199                 80,217
     Other accrued liabilities                                                152,108                155,980
                                                                     ---------------------------------------
         Total current liabilities                                          2,087,157              1,226,632
                                                                     ---------------------------------------

 SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; authorized 5,000,000
     shares; none issued or outstanding
     Common stock, $.001 par value; authorized 25,000,000 shares;               8,433                 11,095
     8,433,296 and 11,094,729 shares issued and outstanding

     Additional paid-in capital                                            43,889,473             72,192,539
     Unrealized holding loss on marketable securities, available-             (35,176)              (242,957)
     for-sale
     Accumulated deficit                                                  (31,055,964)           (38,907,867)
                                                                     ---------------------------------------
         Total shareholders' equity                                        12,806,766             33,052,810
                                                                     ---------------------------------------
 TOTAL                                                               $     14,893,923    $        34,279,442
                                                                     =======================================

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (Unaudited)



           REVENUE:                                                                1995               1996
                                                                             ----------------------------------
              Sales                                                          $         ---     $        163,367
              Contract revenue                                                      169,250             343,571

              Interest income                                                       253,562             421,045
               Rental income                                                           ---                5,444
               Gain (loss) on sale of marketable securities                          (3,468)               ---
              Gain (loss) on sale of equipment                                       (1,702)             32,258
                                                                             ----------------------------------
                   Total revenue                                                    417,642             965,685
                                                                             ----------------------------------
           EXPENSES:
              Cost of goods sold                                                        ---              77,702
              Research and development
                o   ATRIDOX(TM) product                                           1,607,047           1,025,620
                o   Other                                                           905,896           1,210,127

              Administrative and marketing                                          161,920           1,094,750
                Acquisition of rights                                             3,703,521                ---
                                                                             ----------------------------------
                    Total expenses                                                6,378,384           3,408,199
                                                                             ----------------------------------
           NET LOSS                                                          $   (5,960,742)   $     (2,442,514)
                                                                             ==================================
           NET LOSS PER COMMON SHARE                                         $        (0.76)   $          (0.22)
                                                                             ==================================

           WEIGHTED AVERAGE SHARES OUTSTANDING                                    7,883,307          11,083,217
                                                                             ==================================





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (Unaudited)



        REVENUE:                                                           1995              1996
                                                                    ---------------------------------
          Sales                                                     $        ---         $    283,328
          Contract revenue                                                413,916             745,142

          Interest income                                                 798,253             858,594
            Rental income                                                    ---                5,444
          Gain (loss) on sale of marketable securities                     (3,468)             36,419
            Gain (loss) on sale of equipment                               (1,702)             32,272
                                                                    ---------------------------------
                Total revenue                                           1,206,999           1,961,199
                                                                    ---------------------------------
        EXPENSES:
           Cost of goods sold                                                 ---             165,316
           Research and development
             o  ATRIDOX(TM) product                                     4,177,603           3,813,512
             o  Other                                                   2,638,167           3,578,008

           Administrative and marketing                                   620,227           2,256,266
             Acquisition of rights                                      3,810,507                 ---
                                                                    ---------------------------------
                Total expenses                                         11,246,504           9,813,102
                                                                    ---------------------------------
        NET LOSS                                                    $ (10,039,505)       $ (7,851,903)
                                                                    =================================
        NET LOSS PER COMMON SHARE                                   $       (1.28)       $      (0.80)
                                                                    =================================
        WEIGHTED AVERAGE SHARES OUTSTANDING                             7,857,419           9,832,847
                                                                    =================================





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)

                                                             Additional    Unrealized                         Total
                                        Common Stock          Paid-in        Holding      Accumulated     Shareholders'
                                         Shares               Capital         Loss           Deficit         Equity
                                           Amount
                                    -----------------------------------------------------------------------------------
 BALANCE, December 31, 1995          8,433,296     $8,433    $43,889,473    $ (35,176)     $(31,055,964)    $12,806,766
 Exercise of stock options              73,933         74        461,677           ---               ---        461,751

 Issuance of common stock            2,587,500      2,588     27,841,389           ---               ---     27,843,977

 Unrealized holding loss                   ---        ---            ---     (207,781)               ---       (207,781)
 Net loss for the period                   ---        ---            ---           ---       (7,851,903)     (7,851,903)

                                    -----------------------------------------------------------------------------------
 BALANCE, September 30, 1996        11,094,729    $11,095    $72,192,539    $(242,957)    $ (38,907,867)    $33,052,810
                                    ===================================================================================





                       See notes to financial statements

                           ATRIX LABORATORIES, INC.
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                 (Unaudited)

                                                                                 1995            1996
                                                                            -----------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (10,039,505)   $ (7,851,903)

   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                             260,308         386,680
            (Gain) loss on sale of equipment                                        1,703         (32,272)
         Amortization of patents                                                   10,363          13,068
         Amortization of bond premiums                                            143,573          39,780

         (Gain) loss on sale of marketable securities                               3,467         (36,419)
            Write-off of obsolete patents                                           5,507           4,942
            Acquisition of rights through issuance of common stock              3,520,958             ---
   Net changes in current assets and liabilities:
         Accounts receivable                                                       56,794        (370,189)

             Interest receivable                                                  (26,944)         57,868
         Prepaid expenses and deposits                                           (255,047)        (46,890)
         Inventory                                                               (197,249)       (135,140)
         Accounts payable - trade                                                 317,927        (872,415)
         Accrued salaries and payroll taxes                                         3,936           8,018

         Other accrued liabilities                                                (31,572)          3,872
         Deferred revenue                                                         (59,999)            ---
                                                                            -----------------------------
             Net cash used in operating activities                             (6,285,780)     (8,831,000)
                                                                            -----------------------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property, plant and equipment                            (342,359)     (4,021,236)
         Acquisition of leasehold improvements                                    (29,297)        (39,403)
         Investments in intangible assets                                        (101,900)       (119,134)

            Proceeds from sale of property, plant and equipment                       450         167,560
         Proceeds from sale of marketable securities                            1,567,099       4,070,501
            Proceeds from maturities of marketable securities                   3,140,800       1,000,000
         Investment in marketable securities                                     (167,940)       (174,122)
                                                                            -----------------------------
             Net cash provided by investing activities                          4,066,853         884,166
                                                                            -----------------------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock and exercise
           of stock options                                                       376,000      28,305,728
                                                                            -----------------------------
             Net cash provided by financing activities                            376,000      28,305,728
                                                                            -----------------------------

 NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                         (1,842,927)     20,358,894
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,880,275         925,487
                                                                            -----------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      37,348    $ 21,284,381
                                                                            =============================


                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

2.       INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first out (FIFO) method, or market. The components of inventories at September 30, 1996 are:

                   Raw Materials            $         263,114
                   Work in Process                      6,303
                   Finished Goods                      67,987
                                            -----------------
                                            $         337,404
                                            =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, whether the Company will receive regulatory approval to market any products besides the ATRISORB(R) Barrier product, the results of current and future clinical trials, the time, costs and expenses associated with the regulatory approval process for products. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to market its current and any future products, the Company's ability to manufacture products on a commercial scale, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement or statements were made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward looking statements should not be relied upon as a prediction of actual future results.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 1995

         Sales recorded during the three months ended September 30, 1996, primarily represents revenue from sales of the ATRISORB(R) Barrier product in the United States. The Company had no product sales during 1995.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $344,000 for the three months ended September 30, 1996, compared to approximately $169,000 for the three months ended September 30, 1995, representing a 104% increase. The increased revenues are primarily due to the Company being awarded two federal research grants during the current year.

         Interest income for the three months ended September 30, 1996, was approximately $421,000 compared to approximately $254,000 for the three months ended September 30, 1995. Interest income for the current quarter increased over the comparable period in the prior year due to a substantial increase in principal investments as a result of the investment of approximately $27,000,000 from the proceeds of the common stock offering completed in May 1996.

         Rental income for the three months ended September 30, 1996, was approximately $5,000 and was derived from leasing space at the Company's newly-acquired manufacturing facility. The Company had no rental income during 1995.

         A gain on the sale of equipment of approximately $32,000 was recognized during the three months ended September 30, 1996, compared to a loss on the sale of equipment of approximately $2,000 for the three months ended September 30, 1995. The gain for the current quarter related to the sale of certain equipment purchased with the manufacturing facility in July 1996.

         There were no sales of marketable securities for the three months ended September 30, 1996, whereas a loss on the sale of marketable securities of approximately $3,000 was realized for the comparable period in 1995. The proceeds from the sale of marketable securities during 1995 were used to fund normal operations.

         Cost of goods sold for the three months ended September 30, 1996 was primarily associated with the launch of the Company's first dental product, the ATRISORB(R) Barrier product.

         Research and development expenses - ATRIDOX(TM) product for the three months ended September 30, 1996, were approximately $1,026,000 compared to approximately $1,607,000 for the three months ended September 30, 1995 representing a 36% decrease. Expenses for the ATRIDOX(TM) product were lower than in the previous year due to the completion of Phase III clinical trials in May 1996.

         Other research and development expenses included activities for the development of the ATRISORB(R) Barrier product and other research activities. Other research and development expenses for the three months ended September 30, 1996, were approximately $1,210,000 compared to approximately $906,000 for the three months ended September 30, 1995, representing a 34% increase. The increase was primarily a result of hiring additional personnel in the Manufacturing and Quality Assurance/Quality Control departments.

         Administrative and marketing expenses increased to approximately $1,095,000 for the three months ended September 30, 1996, compared to $162,000 for the three months ended September 30, 1995, representing a 576% increase. The primary reasons for this increase were expenses related to the initiation in the current year of marketing and sales efforts related to the ATRISORB(R) Barrier product and increased general operating costs.

         The Company recorded a net loss of approximately $2,443,000 for the three months ended September 30, 1996, compared to a net loss of approximately $5,961,000 for the three months ended September 30, 1995, representing a 59% decrease. The decrease in net loss was primarily the result of the charge in the previous year of approximately $3,704,000 associated with the acquisition of Vipont Royalty Income Fund, Ltd.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30, 1995

         Sales recorded during the nine months ended September 30, 1996, primarily represents revenue from sales of the ATRISORB(R) Barrier product. The Company had no product sales during 1995.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $745,000 for the nine months ended September 30, 1996, compared to approximately $414,000 for the nine months ended September 30, 1995, representing a 80% increase. The increased revenues are partially due to the Company being awarded two federal research grants during the second quarter of the current year.

         Interest income for the nine months ended September 30, 1996, was approximately $859,000 compared to approximately $798,000 for the nine months ended September 30, 1995, representing a 8% increase. Interest income was higher than that of the comparable period in the prior year due to a reduction in principal investments to fund general operations, offset by a substantial increase in principal investments during the second quarter as a result of the receipt of $27,800,000 in proceeds from the common stock offering completed in May 1996.

         Rental income for the nine months ended September 30, 1996, was approximately $5,000 and was derived from leasing space at the Company's
newly-acquired manufacturing facility.   The company had no rental income
during 1995.

         A gain on the sale of equipment of approximately $32,000 was recognized during the nine months ended September 30, 1996, compared to a loss on the sale of equipment of approximately $2,000 for the nine months ended September 30, 1995. The gain for the current period related to the sale of certain equipment purchased with the manufacturing facility in July 1996.

         A gain on sale of marketable securities of approximately $36,000 was realized for the nine months ended September 30, 1996, whereas a loss of approximately $3,000 was realized for the comparable period in 1995. The proceeds from the sale of marketable securities were used to fund normal operations.

         Cost of goods sold recorded for the nine months ended September 30, 1996 was primarily associated with the launch of the Company's first dental product, the ATRISORB(R) Barrier product in certain European countries and the United States.

         Research and development expenses - ATRIDOX(TM) product for the nine months ended September 30, 1996, were approximately $3,814,000 compared to approximately $4,178,000 for the nine months ended September 30, 1995, representing a 9% decrease due to the completion of Phase III clinical trials in May 1996.

         Other research and development expenses, which included activities for the ATRISORB(R) Barrier product and other research activities for the nine months ended September 30, 1996, were approximately $3,578,000 compared to approximately $2,638,000 for the nine months ended September 30, 1995, representing a 36% increase. The increase was primarily a result of hiring additional personnel in the Manufacturing and Quality Assurance/Quality Control departments.

         Administrative and marketing expenses increased to approximately $2,256,000 for the nine months ended September 30, 1996, compared to $620,000 for the nine months ended September 30, 1995, representing a 264% increase. The primary reasons for this increase were expenses related to the initiation of marketing and sales efforts related to the ATRISORB(R) Barrier product and increased general operating costs.

         The Company recorded a net loss of approximately $7,852,000 for the nine months ended September 30, 1996, compared to a net loss of approximately $10,040,000 for the nine months ended September 30, 1995, representing a 22% decrease. The decrease in net loss was primarily the result of the charge in the previous year of approximately $3,811,000 associated with the acquisition of Vipont Royalty Income Fund, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of 1996, the Company completed the sale of 2,587,500 shares of common stock for $115/8 per share, which provided the Company with net proceeds of approximately $27,844,000. The majority of the proceeds were invested in commercial paper with A1P1 ratings, and the remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations. The Company intends to use the net proceeds of the offering to fund further research of its products, commercialize its dental products in the United States and Europe, expand its manufacturing capability, and for working capital purposes.

         As of September 30, 1996, the Company had cash and cash equivalents of approximately $21,284,000, marketable securities, available-for-sale, at fair value of approximately $5,890,000 and other current assets of approximately $1,572,000, for total current assets of approximately $28,746,000. Current liabilities totaled approximately $1,227,000, which resulted in working capital of approximately $27,519,000.

         During the nine months ended September 30, 1996, the Company used net cash in operating activities of $8,831,000. This was primarily a result of the net loss for the period of approximately $7,852,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statement of cash flows.

         Net cash provided by investing activities was approximately $884,000 during the nine months ended September 30, 1996, primarily as a result of the proceeds from sales and maturities of marketable securities, offset by the acquisition of property, plant and equipment.

         Net cash provided by financing activities was approximately $28,306,000. The increase was primarily the result of the issuance and sale of 2,587,500 shares of common stock during the second quarter.

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

         Capital expenditures for the nine months ended September 30, 1996 totaled approximately $4,061,000 of which approximately $3,400,000 was for the purchase of the new manufacturing facility and its existing equipment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the period ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ATRIX LABORATORIES, INC.
                                  (Registrant)


November 11, 1996                 By:/s/ John E. Urheim
-----------------                    -------------------------------------------
                                  John E. Urheim
                                  Vice Chairman of the Board of Directors and
                                  Chief Executive Officer




November 11, 1996                 By:/s/ Kimberly A. Marks
-----------------                    -------------------------------------------
                                  Kimberly A. Marks
                                  Corporate Controller, Assistant Secretary, and
                                  Assistant Treasurer

                                EXHIBIT INDEX


Exhibit
  No.              Exhibit Description
-------            -------------------

  27               Financial Data Schedule