Form 10-K
period 1996-12-31
ATRIX LABORATORIES INC
filed 1997-03-10
CIK 809875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                   Commission File No.
   December 31, 1996                                              0-18231

                            ATRIX LABORATORIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                 84-1043826
------------------------                                     -----------------
(State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)

2579 Midpoint Drive
Fort Collins, Colorado                                             80525
----------------------                                         --------------

(Address of principal                                           (Zip Code)
 executive offices)


Registrant's Telephone No., including Area Code: (970) 482-5868
Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X                                             No
                ------                                              -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 3, 1997 was $140,318,341.

         The number of shares of the Registrant's $.001 par value Common Stock outstanding as of March 3, 1997 was 11,114,324.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Shareholders scheduled to be held on April 27, 1997.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Atrix Laboratories, Inc. (the "Company"), originally named Vipont Research Laboratories, Inc., was formed in August 1986 as a Delaware corporation. The Company is engaged in the research and development of a broad range of medical, dental and veterinary products based on its proprietary biodegradable polymer system for drug delivery and biomaterial applications. This patented drug delivery system, trade-named ATRIGEL(R), consists of biodegradable polymers dissolved in biocompatible solvents that can be injected or inserted into the target site as flowable compositions (e.g. solutions, gels, pastes, and putties) and that solidify upon contact with body fluids to form an implant. The ATRIGEL(R) drug delivery system can incorporate various pharmaceutical compounds and is designed to release the compounds at targeted rates and over predetermined periods of time. The Company believes that the ATRIGEL(R) drug delivery system has the potential to enhance the therapeutic benefits of a broad range of drugs through one or more of the following means: sustained release of drug, ease of application, improved safety and efficacy, reduced costs and greater patient compliance. The Company also believes that the ATRIGEL(R) drug delivery system when used without the incorporation of a drug affords the same benefits as a biomaterial for a range of medical device applications.

         The Company's drug delivery strategy is to combine the patented ATRIGEL(R) drug delivery system with drugs whose therapeutic effectiveness may be enhanced when administered in a sustained-release form or through increased patient compliance. The Company conducts research activities on its own behalf and performs contract research for third parties. The Company also conducts research for the United States government and its agencies through government grants. The Company has initiated early stage research programs with several pharmaceutical companies and is evaluating the use of the ATRIGEL(R) drug delivery system with drugs having various human and animal health applications. In addition the Company is pursuing human medical device applications in conjunction with other pharmaceutical and health care companies. There can be no assurance that these programs will result in commercial products or that the Company will ultimately enter into other funded research programs. In the past the Company has been awarded government grants (including grants by the Department of Defense and The National Institutes of Health) to conduct research utilizing the ATRIGEL(R) drug delivery system. Such research continues to be directed toward the development of products in the orthopedic and periodontal disease areas. See - "Company's Products."

         During 1996, the Company began marketing its ATRISORB(R) GTR Barrier for guided tissue regeneration. This product utilizes the ATRIGEL(R) drug delivery system without an active agent to aid in the selective and enhanced regeneration of the periodontal tissue following gum surgery. The Company is nearing commercialization of its second product, the ATRIDOX(TM) subgingival antibiotic therapy, which uses the ATRIGEL(R) drug delivery system containing doxycycline to provide localized sustained delivery of an antibiotic non-surgically to diseased periodontal tissue.

CERTAIN RECENT DEVELOPMENTS

         BLOCK DRUG COMPANY. In December 1996, the Company and Block Drug Corporation ("Block") entered into an agreement (the "Block Agreement") whereby Block acquired North American and certain European marketing rights to the Company's first three products and improvements thereto for the treatment of periodontal disease, as follows: (i) the ATRISORB(R) GTR Barrier; (ii) ATRIDOX(TM), and (iii) ATRISORB(R) with doxycycline. The Block Agreement provides for potential milestone payments in excess of $50 million to the Company over the next three to five years, as well as manufacturing margins and royalties on sales. Block will have responsibility for the sales and marketing of the products and will advise, consult and financially support various aspects of the Company's dental research and development program.

         PHASE 3 TRIALS FOR ATRIDOX(TM). The Company commenced pivotal Phase 3 clinical trials on ATRIDOX(TM) in January 1995. The pivotal Phase 3 trials consisted of two studies which were conducted at twenty sites and included approximately 800 patients. In August 1996, the Company announced that the two pivotal Phase 3 clinical trials demonstrated that while standard scaling and root planing therapy was more effective than oral hygiene alone, treatment with the ATRIDOX(TM) product was clinically and statistically equivalent to scaling and root planing and is superior to vehicle control. Based on the results of these clinical studies, the Company plans to file a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") during the first half of 1997 and will file for European approval shortly thereafter. See - "Company's Products-The ATRIDOX(TM) Product."

         MANUFACTURING FACILITY. In July 1996, the Company acquired a 25,000 square foot fully operational pharmaceutical and biotechnological manufacturing facility in Fort Collins, Colorado for a total purchase price of approximately $3.4 million. The building contains several Class 100 suites for manufacturing sterile products, laboratory and office areas, cold storage and warehousing. The building will be used to produce the ATRISORB(R) GTR Barrier beginning in 1997 and the Company's future products.

         COMMON STOCK OFFERING. The Company completed a public offering of its common stock in May 1996. The offering provided gross proceeds of $30,080,000 to the Company to further fund research of its products, commercialize its dental products in the United States and Europe, and expand its manufacturing capabilities.

         ATRISORB(R) GTR BARRIER 510(K) FILING AND FDA CLEARANCE. On December 21, 1995, the Company filed a 510(k) notification with the FDA to market the ATRISORB(R) GTR Barrier for guided tissue regeneration applications during periodontal surgery. On March 21, 1996, the Company received notification that the ATRISORB(R) GTR Barrier had been cleared for marketing in the United States. Additionally, as of December 31, 1996, the Company had received clearance to market the ATRISORB(R) GTR Barrier in several European countries. See - "Company's Products-The ATRISORB(R) GTR Barrier."

PERIODONTAL DISEASE

         Periodontal disease is characterized by progressive, chronic infection and inflammation of the gums and surrounding tissue, resulting in the formation of periodontal pockets (spaces between the gum and tooth) resulting from loss of the tooth's supporting structure (bone and periodontal ligament). It begins when plaque builds up on teeth and gums causing inflammation. If left untreated, the disease progresses and can lead to tooth loss. Periodontal disease is not curable, but continuous maintenance can prevent and/or delay flare-ups and further deterioration. The severity of the disease varies from the mildest cases, clinically termed gingivitis (bleeding gums), to the more severe cases, clinically termed periodontitis. When gingivitis is not controlled, the condition can progress into periodontitis.

         Periodontal disease is most prevalent after the age of 35. It has been reported by the American Dental Association that over 45 million people in the United States currently have some form of the disease, and the Company believes that only a small percentage are now being treated. Progression of the disease is usually painless, allowing the condition to become advanced before treatment is sought by the patient. Periodontal disease has no known cure, and effective treatment is possible only through periodic professional intervention to arrest further tissue deterioration. The most common treatment, scaling and root planing, requires the dental professional to scrape away accumulated plaque and calculus above and below the gumline. For more serious cases, various forms of gum surgery are the primary treatment. The Company believes that many individuals diagnosed with the disease do not seek treatment due to a number of factors, including cost, pain and potential medical complications associated with currently available periodontal treatment.

COMPANY'S PRODUCTS

         ATRIGEL(R) DRUG DELIVERY SYSTEM. The ATRIGEL(R) drug delivery system offers a unique approach to drug delivery. This patented drug delivery system is comprised of a biodegradable polymer formulation that is administered as flowable compositions (e.g., solutions, gels, pastes, and putties), which then solidify in situ upon contact with body fluids to form biodegradable implants. It is designed to provide extended localized or systemic drug delivery in a single application, without the need for surgical implantation or removal. Depending on the intended use or the specific drug to be delivered via the ATRIGEL(R) drug delivery system, the degradation rate of the system can be custom-tailored. The Company believes that the unique properties of the drug delivery system create the potential for a wide variety of medical and veterinary applications. There can be no assurance, however, that the ATRIGEL(R) drug delivery system will be successfully developed for commercial use.

         The Company believes that the ATRIGEL(R) drug delivery system may provide benefits over traditional methods of drug administration such as oral tablets and capsules, injections and continuous infusion as a result of the following properties:

    * Versatility. The ATRIGEL(R) drug delivery system may be used with a wide variety of pharmaceutical compounds.

    * Ease of Application. The ATRIGEL(R) drug delivery system can be injected or inserted as flowable compositions (e.g., solutions, gels, pastes, and putties) by means of ordinary needles and syringes, or can be sprayed or painted onto tissues.

    * Biodegradability. The ATRIGEL(R) drug delivery system will biodegrade and thus is not expected to require removal when the drug is depleted.

    * Site Specificity. The ATRIGEL(R) drug delivery system can be delivered directly to the target area, thus potentially achieving higher drug concentrations at the desired site of action and minimizing systemic side effects.

    * Systemic Drug Delivery. The ATRIGEL(R) drug delivery system can be used to provide sustained drug release into the systemic circulation in those applications where the entire body requires treatment, and the drug is not active when taken by mouth.

          Protein/Peptide Stability. The ATRIGEL(R) drug delivery system can be used to deliver proteins, peptides and other compounds having formulation instability or short in-vivo half-lives.

    * Customized Continuous Release. The ATRIGEL(R) drug delivery system can be designed to provide continuous release of incorporated pharmaceuticals over a targeted time period so as to reduce the frequency of drug administration.

    * Custom Designed Degradation Rates. The ATRIGEL(R) drug delivery system can be designed to degrade over weeks, months, or even one year.

    * Low Cost and Ease of Manufacture. The ATRIGEL(R) drug delivery system is manufactured using a simple and inexpensive process relative to available sustained-release drug delivery systems.

    * Increased Patient Compliance. Because the drug is implanted and released over time, patient compliance is virtually assured.

    * Safety. All current components of the ATRIGEL(R) drug delivery system are biocompatible and have independently-established safety and toxicity profiles. In addition, the polymers used in the system are members of a class of polymers some of which have previously been approved by the FDA for human use in other applications. The Company has also conducted toxicological studies on the ATRIGEL(R) drug delivery system to develop a safety and toxicological profile.

         The Company believes that the ATRIGEL(R) drug delivery system without a drug has potential uses as a biomaterial, in which case the ATRIGEL(R) drug delivery system has all of the properties described above except those dependent on the release of a drug.

         THE ATRIDOX(TM) PRODUCT. The ATRIDOX(TM) product combines the ATRIGEL(R) drug delivery system and an antibiotic (doxycycline) to form a product designed to control the bacteria that cause periodontal disease. The ATRIDOX(TM) product is intended to add a new chemotherapeutic maintenance procedure to current periodontal treatment. The ATRIDOX(TM) product is administered by a periodontist or a general dentist by inserting the ATRIDOX(TM) product into the periodontal pocket through a cannula that is similar in design to a periodontal probe. The Company has conducted clinical trials which indicate that administration will be rapid, require a minimal amount of patient chair time, and involve minimal discomfort compared to conventional methods of therapy.

         In January, 1995 the Company commenced pivotal Phase 3 trials on the ATRIDOX(TM) product. The pivotal Phase 3 trials consisted of two studies which were conducted at twenty sites and include approximately 800 patients. These studies were completed in May, 1996 and the Company announced favorable results in August, 1996. The studies demonstrated that while standard scaling and root planing therapy was more effective than oral hygiene alone, treatment with the ATRIDOX(TM) product was clinically and statistically equivalent to scaling and root planing and superior to its vehicle control. Based on these favorable results, the Company intends to submit an NDA to the FDA and foreign regulatory agencies in the first half of 1997.

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

         The Company completed human clinical trials on the ATRISORB(R) GTR Barrier during 1995 and filed a 510(k) notification with the FDA on December 21, 1995 to market the ATRISORB(R) GTR Barrier in guided tissue regeneration applications during periodontal surgery. On March 22, 1996 the Company received clearance to market the ATRISORB(R) GTR Barrier in the United States from the FDA.

         As of December 31, 1996 the Company had received clearance to market the ATRISORB(R) GTR Barrier in Denmark, France, Ireland, Israel, Italy, Luxembourg, the Netherlands, Saudi Arabia, Spain, and Switzerland. The Company expects to market the product in additional foreign countries; however, there can be no assurance that additional regulatory approvals or clearances will be obtained.

         OTHER ATRIGEL(R) DRUG DELIVERY SYSTEM APPLICATIONS. The Company continues to evaluate the ATRIGEL(R) drug delivery system for health care applications other than periodontal disease. These include uses as biomaterials and drug delivery matrices. Some of these applications are funded by joint development agreements with other pharmaceutical and health care companies. The Company typically seeks to retain rights to any inventions, discoveries, and technology that arise in connection with such joint development projects.

         In addition to joint development projects co-funded by other companies, the Company conducts, at its own expense, programs to establish proof-of-concepts for a number of medical products. The specific products under development were selected from a list compiled by a health care consulting company hired by the Company to determine the most appropriate product opportunities for the ATRIGEL(R) drug delivery system. The Company hopes to enter into joint development projects with other companies relating to such products; however, no assurance can be given that any such development agreements can be negotiated or that any of the products developed by the Company alone or in joint development projects with other companies will be successfully developed for commercial use.

         The following is a discussion of research programs that were ongoing or initiated during 1996 by the Company itself or jointly with other companies.

         GROWTH FACTORS. Since 1990, the Company has been pursuing the use of its ATRIGEL(R) drug delivery system to deliver tissue growth factors for a variety of product applications. These include the regeneration of tissue lost as a result of periodontal disease, the healing of bone fractures and defects, and the treatment of dermal ulcers and other soft tissue wounds. In 1996, the Company continued to conduct pre-clinical trials which showed that a combination of tissue growth factors could be incorporated into the ATRIGEL(R) drug delivery system and released at controlled rates for extended times. When the ATRIGEL(R) formulation was applied to a bone defect in pre-clinical studies it demonstrated biological response. The amount of new bone formed was increased significantly over that obtained in control groups. Similarly, the ATRIGEL(R) drug delivery system demonstrated that certain growth factors could be delivered during periodontal osseous flap surgery to regenerate periodontal attachment in a manner superior to controls. During 1995 and 1996, the Company completed several preclinical trials which demonstrated the effectiveness of the product and also lent direction to further development of the product in order to obtain the maximum benefit in periodontal tissue regeneration or guided bone regeneration. The Company continues to evaluate a number of different growth factors in its drug delivery system and to modify the system for better efficacy. The Company expects to continue these pre-clinical trials to select the best factors and matrix for periodontal tissue regeneration as well as healing of bone fractures.

         SOLID TUMORS. In 1996, the Company continued research on a project initiated in 1993 to evaluate its ATRIGEL(R) drug delivery system to deliver chemotherapeutic agents locally at the sites of solid tumors. The sustained release of these agents at the tumor site is expected to provide higher concentrations of the agent at the site of action and fewer side effects than systemic administration of the same drug. Preclinical studies have shown that a number of antitumor agents can be delivered from the ATRIGEL(R) drug delivery system directly in a tumor site and cause a reduction in the rate of tumor growth with a resultant increase in survival time. In 1995 and 1996, preliminary trials were conducted to test the biocompatibility of the ATRIGEL(R) drug delivery system by direct injection into liver tissue with a view towards evaluating the system to treat liver cancer. During 1996, the Company completed an assessment of solid tumor applications including clinical, marketing and technology parameters. The purpose of the assessment was to organize the Company's research and development effort towards identifying lead compound opportunities to be exploited.

         In 1996, the Company continued pharmacokinetic trials in collaboration with the Colorado State University Veterinary School to evaluate the efficacy of several ATRIGEL(R) drug delivery system formulations containing an antitumor agent to treat osteosarcoma in dogs. The pharmacokinetic trials showed that sustained release of cisplatin could be obtained for 30 days with the ATRIGEL(R) drug delivery system. These trials are still in progress to determine the maximum dose of drug that can be given without toxic effects.

         THE UPJOHN COMPANY. The Company has collaborated with The Upjohn Company ("Upjohn") since 1991 to evaluate its ATRIGEL(R) drug delivery system for the development of animal treatment products. During the past three years, a number of different product applications have been studied, and in 1994, Upjohn exercised its option for an exclusive license for the ATRIGEL(R) drug delivery system technology for the delivery of animal vaccines. This decision was based upon the successful results of a number of trials with the ATRIGEL(R) drug delivery system containing animal vaccines. During 1995, Upjohn initiated a number of pivotal trials in animals to evaluate the ATRIGEL(R) vaccine product for efficacy, which trials continued in 1996. The Company intends to continue to work with Upjohn as needed to optimize these products and to obtain regulatory approval for their use in animals.

         ELI LILLY AND COMPANY. In 1994, the Company signed a research and development agreement with Eli Lilly and Company ("Lilly") to evaluate the potential use of the ATRIGEL(R) drug delivery system with an antipsychotic drug under development by Lilly. Atrix completed the feasibility program in 1995 and conducted additional development work in 1996. In late 1996, Lilly notified the Company that in order to expedite development of a depot delivery system for its antipsychotic drug, it intends to use a delivery system that it felt had a shorter development time to obtain approval by the FDA.

         GENSIA LABORATORIES, LTD. In 1995, the Company signed an exclusive worldwide license agreement to develop a product to be sold by Gensia Laboratories, Ltd ("Gensia") for the treatment of solid tumor cancers using the ATRIGEL(R) drug delivery system. Under the terms of the license, the Company initiated feasibility studies during 1995 and 1996 to characterize release rates of leuprolide acetate, an anti-cancer drug, incorporated into the ATRIGEL(R) drug delivery system. The results of preclinical trials have been encouraging and the program has moved to the next stage of pre-clinical development. A report summarizing the feasibility program was submitted to Gensia's management in December of 1996, and the Company is awaiting Gensia's decision to proceed to the next phase of development.

         HESKA, INC. (FORMERLY PARAVAX, INC.) In 1995, the Company signed an exclusive worldwide license agreement to develop a product to treat periodontal disease in companion animals. Under the terms of the license, the Company will develop a subgingival therapy for periodontal disease in dogs and cats, comprised of the antibiotic doxycycline and the ATRIGEL(R) drug delivery system. Heska's management expects to receive FDA permission to market this product in the United States in 1997 and in Europe in 1998.

RESEARCH AND DEVELOPMENT

         The Company conducts the majority of its research and development activities through its own staff and facilities. The Company's research and development program encompasses the early stage of product development through the receipt of FDA clearance or approval, and the expansion of new product uses and applications. The Company has assembled a team of scientists, clinical, regulatory and quality assurance personnel with a variety of complementary skills and experiences, and conducts a broad-based research program in its facilities. The Company also employs contract research organizations, academic laboratories, independent consultants and clinical research professionals to aid in the product development process.

         The Company anticipates incurring significant research and development expenses in the coming years as the Company initiates commercial sales, continues its efforts to develop its present technologies, begins to move other products to the clinical testing stage and identifies future products for development. The Company's aggregate research and development expenses totaled approximately $6,667,000, $9,589,000 and $10,092,000 for calendar years 1994,
1995
and 1996, respectively. The Company expects to continue to incur substantial research and development expenses in future periods.

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

         The Federal Food, Drug and Cosmetic Act (the "Act"), the Public Health Services Act, the Controlled Substance Act and other Federal statutes and regulations govern or influence all aspects of the Company's business. Noncompliance with applicable requirements can result in fines, criminal prosecution, recall, seizure of products, injunctions, total or partial suspension of production and refusal of the government to approve product license applications or to allow the Company to enter into government supply contracts. In addition, administrative remedies can involve the recall of products as well as the refusal of the government to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

         In order to obtain FDA approval or clearance of a new product, the Company must submit proof of safety and efficacy, and demonstrate that it is capable of manufacturing the product in compliance with current Good Manufacturing Practices. In most cases, such proof entails extensive pre-clinical, clinical and laboratory tests, as well as inspections of manufacturing facilities and records. The testing, preparation of necessary applications and processing of those applications by the FDA, including site inspections of the Company's manufacturing facilities, is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop. There can also be no assurance that the FDA will not request the submission of additional safety data. With regard to the submission of efficacy data, the FDA may at any time request the development of additional data. Based upon the data, the FDA may also limit the scope of the labeling of the product or deny the NDA. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such patented products.

         The Company's products, as presently anticipated, will be regulated as either drugs (drug delivery products) or medical devices (biomaterials). Each type of product is regulated by different provisions of the Act. The FDA's authority over medical devices derives from the 1976 Medical Device Amendments, the Safe Medical Device Act of 1990 and the regulations promulgated thereunder. At least 90 days prior to commencing commercial distribution, a pre-market notification under Section 510(k) of the law must be filed with the FDA with respect to a medical device intended for commercial distribution. After receipt of the pre-market notification, the FDA will determine whether the device is "substantially equivalent" to a device already lawfully marketed and whether the device is otherwise subject to a pre-market approval ("PMA") requirement. Devices for which pre-market notifications have been filed may not be marketed until the FDA issues an order finding the device to be substantially equivalent to an already legally marketed device which is not otherwise subject to a requirement of pre-market approval under Section 515 of the Act. Devices which are found by the FDA to be not substantially equivalent to a legally marketed device, and devices which are substantially equivalent to a device that requires pre-market approval before marketing, must submit and receive approval of a PMA before commercialization may commence. Review of a PMA is complex, typically includes both animal and human trials and may take several years to complete. Such trials must be conducted under an Investigational Device Exemption and must be monitored by an Institutional Review Board ("IRB").

         In 1996, the FDA determined that the ATRISORB(R) GTR Barrier was safe and "substantially equivalent" to an already legally marketed device for its intended use, and granted a 510(k) clearance allowing the Company to market the ATRISORB(R) GTR Barrier in the United States. The regulatory requirements for marketing medical devices in the European Community (the "EC") are currently in transition as the EC's new Medical Device Directive is being implemented. Some countries do not currently require pre-market approval or notification for this type of product, while other countries do not distinguish between medical devices and drug products. The EC's Medical Device Directive transition period will end in June 1998, after which time all medical devices will require a Communaute Europeene (a "CE Mark") before they can be marketed in any EC member states. Obtaining the CE Mark requires information similar to that which is submitted to the FDA in the 510(k) notification, plus additional manufacturing and quality assurance documentation (and inspections) mandated by the International Standards Organization 9000 standards. These quality assurance programs are being implemented, and the Company intends to apply for the CE mark in 1997.

         Products such as the Company's ATRIDOX(TM) drug delivery system are generally regulated under the new drug and related provisions of the Act. The process required by the FDA before a drug delivery system may be marketed in the United States depends on whether the drug has existing approval for use in other dosage forms. If the drug is a new chemical entity that has not been approved, then the process includes (i) pre-clinical laboratory and animal tests, (ii) an investigational new drug ("IND") exemption which has become effective, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug in its intended application and (iv) FDA approval of an NDA. If the drug has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the IND are frequently not required.

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

         Clinical trials are typically conducted in three sequential phases, but these phases may overlap. During Phase 1, the initial introduction of the drug into healthy human subjects, the product is tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase 2 involves trials in a limited patient population to (i) determine the efficacy of the product for specific, target indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. If Phase 2 evaluations demonstrate that a drug has promising therapeutic benefits and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. A clinical plan, or "protocol," must be submitted to the FDA prior to the commencement of each clinical trial. All patients involved in the clinical trials must provide informed consent prior to their participation. The results of the clinical trials are submitted to the FDA as part of the NDA to establish the safety and effectiveness of the drug for its intended indications. The FDA may order the temporary or permanent discontinuation of clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptably high safety risk or the design of the trial will not meet its stated objectives.

         The results of product development, pre-clinical trials and clinical trials are submitted to the FDA in an NDA for approval of the marketing and commercial shipment of the product. Although the Prescription Drug User Fee Act of 1992 requires that the FDA complete the review of 90% of NDAs submitted in 1997 within 12 months, prosecution of an NDA can take several years to complete if additional data is required.

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

         Each domestic drug product manufacturing establishment must be registered with, and achieve a satisfactory inspection from, the FDA. Establishments handling controlled substances must be licensed by the United States Drug Enforcement Administration ("DEA"). Domestic manufacturing establishments are routinely subject to inspection by the FDA prior to the approval of an NDA and to biennial inspections by the FDA for cGMP compliance after an NDA has been approved. The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, also imposes three kinds of user fees on manufacturers of NDA-approved prescription drugs.

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

MARKETING AND SALES

         In 1996, the Company launched its first commercial product, the ATRISORB(R) GTR Barrier in certain European countries and the United States and began to develop a marketing and sales organization to market the ATRISORB(R) GTR Barrier in the United States. On December 17, 1996, the Company entered into the Block Agreement pursuant to which Block acquired North American and certain European marketing rights to the Company's first three products and improvements thereto for the treatment of periodontal disease, as follows: (i) the ATRISORB(R) GTR Barrier; (ii) ATRIDOX(TM), and (iii) ATRISORB(R) with doxycycline. As a result of the Block Agreement, the Company eliminated its marketing and sales force devoted to the United States, but will continue to develop its marketing and sales capabilities for the ATRISORB(R) GTR Barrier in Europe and for both ATRISORB(R) GTR Barrier and ATRIDOX(TM) in other worldwide markets.

MANUFACTURING

         The Company has limited experience in manufacturing its products on a commercial scale, although certain of its officers have had extensive experience in similar activities for other companies. The Company recently expanded and upgraded its pilot manufacturing facility. In addition to producing supplies at pilot scale for clinical trials, this facility is now producing the first commercial quantities of the ATRISORB(R) GTR Barrier. In July 1996, the Company purchased a 25,000 square foot commercial production facility and is in the process of renovating and validating the facility for the production of the ATRISORB(R) GTR Barrier, the ATRIDOX(TM) product, the Heska veterinary product and clinical study supplies for additional products in development.

         In connection with its research and development activities, the Company may seek to enter into collaborative arrangements with pharmaceutical or biotechnology companies to assist in funding development costs. It is anticipated that some of these collaborators are capable of and may also be responsible for commercial scale manufacturing of certain potential products. In addition, these arrangements may involve the grant by the Company of the exclusive or semi-exclusive right to sell specific products to specified market segments in particular geographic territories in exchange for up-front payments, royalties, milestone payments or other financial arrangements. The Company believes that these arrangements could be more effective in promoting and distributing certain therapeutic products, due to the extensive marketing networks and large advertising budgets of large pharmaceutical and biotechnology companies. The Company may ultimately determine to establish its own manufacturing capability for certain products, in which case it will require substantial additional funds and personnel. As an alternative to establishing its own manufacturing capabilities or entering into collaborative agreements, the Company may contract its manufacturing to an independent third party. There can be no assurance that the Company will be able to enter into any such arrangements with a collaborative partner or independent third parties on favorable terms, or at all.

PATENTS AND TRADEMARKS

         The Company considers patent protection and proprietary position to be materially significant to its business. Since its formation, the Company has submitted one hundred and seven patent applications, of which thirty-eight were filed in the U.S. and sixty-nine were filed in foreign national or Patent Cooperation Treaty ("PCT") countries. The Company maintains eleven U.S. patents and ten foreign national or PCT patents for a total of twenty-one. In addition, the Company currently has seventeen U.S. and fifty foreign patent applications pending for various improvements and technologies.

         Based on its own research, seven of the submitted U.S. and eight of the foreign patent applications have been granted thus far. These issued patents relate to the purification and use of benzophenanthridine alkaloids such as sanguinarine, methods and compositions for treating periodontal diseases, polymeric systems for use in guided tissue regeneration of periodontal tissues, and the liquid polymeric delivery systems. These patents provide protection for the Perio Product and the ATRISORB(R) GTR Barrier currently under development.

         In 1996, the Company had two new patents issued. These patents relate to the biodegradable in situ forming implants and the biodegradable polymer composition and process for periodontal tissue.

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

         In 1995, the Company registered two U.S. trademarks for use in designating its products and compositions, the ATRIGEL(R) drug delivery system and ATRISORB(R) GTR Barrier. As part of the Block Agreement, the Company transferred ownership of the ATRISORB(R) trademark in the United States and Canada to Block. In addition, in 1996 the ATRISORB(R) GTR Barrier mark was registered in Germany, and U.S. trademarks were registered for the Company name and logo.

         The Company has also submitted and maintains several U.S. and numerous foreign trademark and service applications for registrations of its name, logo, products and compositions. The Company expects that the Trademark Office examinations of these applications will be successful and registrations granted.

PRODUCT LIABILITY INSURANCE

         The Company currently has in force general and professional liability insurance with coverage limits of $3 million per year in the aggregate and $1 million per occurrence. The Company's product liability coverage limit is $5 million per year. The Company's insurance policies provide coverage on a claims made basis and are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the coverage limits of such policies will be adequate.

EMPLOYEES

         As of December 31, 1996, the Company employed ninety employees on a full-time basis and three people on a part-time basis. Of the ninety full-time employees, seventy-six are engaged in research and clinical testing and the remaining fourteen are in administrative capacities. Twenty-three employees have earned advanced degrees, including nine doctorate designations. None of the Company's employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

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

ITEM 2.  PROPERTIES.

         The Company leases approximately 25,200 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires on June 1, 1998. In addition, the Company leases an additional 4,000 square feet of space at the same location for pre- clinical and initial manufacturing activities, pursuant to a lease which expires on December 1, 1999.

         The Company owns a 25,000 square foot manufacturing facility in Fort Collins which it acquired in July 1996. As part of the building acquisition, the Company acquired two acres of vacant land, directly adjacent to the building. This land could be used for possible future development or expansion.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock is traded on The Nasdaq Stock Market under the symbol "ATRX." The following table sets forth, for the fiscal periods indicated, the range of high and low sales price per share of the common stock, as reported on The Nasdaq Stock Market:

                                                 High               Low
                                                 ----               ---
1996:
    First Quarter                              $15 1/2            $6 1/4
    Second Quarter                              15 1/2             8 1/4
    Third Quarter                               12 5/8             6 7/8
    Fourth Quarter                              12 3/4             8 3/4

1995:
   First Quarter                               $ 7                $5 3/8
   Second Quarter                                8 1/8             6 3/8
   Third Quarter                                 8                 5 1/2
   Fourth Quarter                                7 3/4             4 7/8

As of March 3, 1997, there were approximately 3,397 holders of record of common stock.

   The Company has never paid cash dividends. The Company currently anticipates that it will retain all available funds for use in the operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

   The financial data presented below is derived from the financial statements of the Company, which has been audited and reported upon by Deloitte & Touche LLP, independent auditors. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes and independent auditors' report, included herein.


                                                                                 Three
                               Year Ended      Year Ended      Year Ended        Months        Year Ended      Year Ended
                                Dec. 31,        Dec. 31,        Dec. 31,       Ended Dec.       Sept. 30,       Sept. 30,
                                  1996            1995            1994          31, 1993          1993            1992
                               ----------      ----------      ----------      ----------      ----------      ----------
                                                           (In thousands, except share data)

SUMMARY OF OPERATIONS:
Total revenue                   $  2,896        $  1,562        $  1,815        $    539        $  3,092        $  3,161
Total expenses                    14,328          14,220           7,355           1,546           6,791          10,061
Net loss                         (11,432)        (12,658)         (5,540)         (1,007)         (3,698)         (6,900)
Net loss per common share          (1.13)          (1.58)          (0.72)          (0.13)          (0.48)          (0.94)
Weighted average shares           10,147           8,002           7,741           7,721           7,695           7,340
outstanding

BALANCE SHEET DATA:
Working capital                 $ 24,669        $ 10,913        $ 12,616        $ 13,478        $  9,372        $ 17,779
Total assets                      38,463          14,894          22,006          27,912          29,074          36,515
Long-term obligations                 --              --              --              --              --           4,000
Shareholders' equity              30,284          12,807          21,191          26,978          28,118          31,529


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, whether the Company will receive regulatory approval to market any products besides the ATRISORB(R) GTR Barrier product, the results of current and future clinical trials, the time, costs and expenses associated with the regulatory approval process for products. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to market its current and any future products, the

Company's ability to manufacture products on a commercial scale, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement or statements were made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

         Since its inception, the Company has devoted its efforts and resources primarily to the research and development of periodontal products. Prior to 1996, the Company's revenues have been derived from interest income and payments from unaffiliated third parties for contract research. In March, 1996, the Company received clearance from the FDA to market its first dental product, the ATRISORB(R) GTR Barrier. Shortly thereafter, the Company commenced sales of the ATRISORB(R) GTR Barrier in the United States and certain European countries and began recording sales revenues.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO
         YEAR ENDED DECEMBER 31, 1995

         Total revenue for the year ended December 31, 1996, was approximately $2,896,000 compared to approximately $1,562,000 for the year ended December 31, 1995, representing an 85.3% increase. The increase in total revenue was primarily due to increases in sales, contract revenue and interest income.

         The Company had sales of approximately $636,000 during the year ended December 31, 1996, primarily representing sales of the ATRISORB(R) GTR Barrier during 1996. The Company had no product sales during 1995.

         Contract revenue was approximately $1,004,000 for the year ended December 31, 1996, compared to approximately $580,000 for the year ended December 31, 1995, representing a 73% increase. Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) drug delivery system. The increased revenues are primarily due to the Company being awarded two federal research grants during the current year.

         Interest income for the year ended December 31, 1996, was approximately $1,204,000 compared to approximately $987,000 for the year ended December 31, 1995, representing a 22% increase. The increase in interest income was due to an increase in principal investments during 1996 as a result of the receipt of approximately $27,844,000 in proceeds from the Company's common stock offering completed in May 1996.

         Cost of goods sold were $364,000, for the year ended December 31, 1996 were primarily associated with the launch of the Company's first dental product, the ATRISORB(R) GTR Barrier product in the United States and certain European countries. The Company did not record cost of goods sold for the year ended December 31, 1995.

         Research and development - ATRIDOX(TM) product expenses for the year ended December 31, 1996, were approximately $5,268,000 compared to approximately $5,684,000 for the year ended December 31, 1995, representing a 7% decrease due to the completion of Phase 3 clinical trials on ATRIDOX(TM) in May 1996.

         Research and development - other expenses, which included activities for the ATRISORB(R) GTR Barrier product and other research activities for the year ended December 31, 1996, were approximately $4,824,000 for the year ended December 31, 1996 compared to approximately $3,905,000 for the year ended December 31, 1995, representing a 24% increase. The increase was primarily a result of hiring additional personnel in the Manufacturing and Quality Assurance/Quality Control departments, and expenses related to federal grants received in 1996.

         Administrative and marketing expenses were approximately $3,872,000 for the year ended December 31, 1996, compared to $830,000 for the year ended December 31, 1995, representing a 367% increase. The primary reasons for this increase were expenses related to the initiation of marketing and sales efforts related to the ATRISORB(R) GTR Barrier product. This expense is expected to decrease in future years with the signing of the Block Agreement.

         During 1996, the Company recorded a one-time non-cash charge of approximately $585,000 for compensation expense associated with the cancellation of certain employee incentive stock options with a five year term and the issuance of new non-qualified stock options which extended the term to ten years.

         The Company recorded a net loss of approximately $11,432,000 for the year ended December 31, 1996, compared to a net loss of $12,658,000 for the year ended December 31, 1995, representing a 10% decrease. However, exclusive of a one-time charge of approximately $3,802,000 associated with the acquisition of Vipont Royalty Income Fund, Ltd. (the "Acquisition"), the prior year loss would be approximately $8,856,000. Therefore, the loss for the year ended December 31, 1996 actually represents a 29% increase over the year ended December 31, 1995. The increased loss was primarily due to expenses associated with the commencement of marketing and manufacturing activities related to the ATRISORB(R) GTR Barrier product.

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO
         YEAR ENDED DECEMBER 31, 1994

         Contract revenue represented revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities for the

ATRIGEL(R) drug delivery system, and was approximately $558,000 for the year ended December 31, 1995, compared to approximately $713,000 for the year ended December 31, 1994. The decrease in contract revenue was a result of the Company completing a number of contracts that were in progress in the comparable period, while contracts initiated in the period ended December 31, 1995 generated less revenue.

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

         A loss on sale of marketable securities for the year ended December 31, 1995, was approximately $5,000 compared to a loss of approximately $218,000 for the year ended December 31, 1994. The loss for the year ended December 31, 1995 was substantially less than the comparable period due to improved market conditions at the time at which the securities were sold. The prior period loss resulted from the sale of securities, available-for-sale at a time when the bond market had substantially declined compared to the period when the securities were purchased. The proceeds from the sale of marketable securities were used to fund normal operations.

         Research and development - ATRIDOX(TM) product expenses for the year ended December 31, 1995, were approximately $5,684,000 compared to approximately $2,765,000 for the year ended December 31, 1994. The increase was significant and resulted from the continuation of two Phase 3 clinical trials which began in January 1995.

         Administrative and marketing expenses increased to approximately $830,000 during the year ended December 31, 1995, from approximately $688,000 for the year ended December 31, 1994. The increase resulted primarily from expenses associated with efforts to obtain a corporate marketing partner, legal fees and expenses associated with the recruitment and hiring of new employees.

         Acquisition of rights for approximately $3,802,000 for the year ended December 31, 1995 represented (i) the issuance of 550,868 shares of common stock valued at approximately $6.40 per share in the Acquisition and (ii) approximately $278,000 in expenses related to the Acquisition.

         The Company recorded a net loss of approximately $12,658,000 for the year ended December 31, 1995, compared to a net loss of approximately $5,540,000 for the year ended December 31, 1994. The loss for the year ended December 31, 1995 was higher primarily due to a one-time charge of $3,802,000 associated with the Acquisition. The current period loss was further increased due to decreased revenues from research contracts, increased expenses associated with the continuation of two, Phase 3 clinical trials for the ATRIDOX(TM) product, and additional research and development on the ATRISORB(R) GTR Barrier and the ATRIGEL(R) drug delivery system.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had cash and cash equivalents of approximately $18,368,000, marketable securities available-for-sale of approximately $6,040,000, $7,000,000 in restricted cash, and other current assets of approximately $1,441,000, for total current assets of approximately $32,849,000. Current liabilities were approximately $8,180,000, which resulted in working capital of approximately $24,669,000.

         Restricted cash represents $7,000,000 received by the Company from Block as a payment under the Block Agreement for the sale of marketing rights to the ATRISORB(R) GTR Barrier, which was placed in escrow until February 1, 1997. Accordingly, the Company deferred recognition of the revenue until 1997, and the $7,000,000 payment is included in restricted cash equivalents as of December 31, 1996.

         During the year ended December 31, 1996, the Company used net cash from operating activities of approximately $11,516,000. This was primarily a result of a net loss of approximately $11,432,000.

         Net cash provided by investing activities was approximately $517,000 during the year ended December 31, 1996. The principal reason for the increase was from the sale of marketable securities and the proceeds from maturities of marketable securities to fund normal operating activities reduced by the acquisitions of property, plant and equipment.

         Net cash provided by financing activities was approximately $28,442,000 from the issuance and sale of 2,587,500 shares of common stock which was completed in May 1996.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $4,353,000 for property, plant and equipment and leasehold improvements and approximately $221,000 for patent development in the year ended December 31, 1996 compared to $715,000 and $167,000, respectively, for the year ended December 31, 1995. The increase is a result of the purchase of the new manufacturing facility and equipment during 1996.

         The Company expects to continue to incur substantial expenditures for research and development, testing, regulatory compliance and to hire additional management, scientific, manufacturing and administrative personnel. The Company will also continue to expend a significant amount of funds in its ongoing clinical studies. These expenses will be partially offset by a decrease in sales and marketing expenses as a result of the Block Agreement and potential fees and royalties. Further, the Company expects to continue to incur substantial operating losses for the foreseeable future. Depending on the results of the Company's research and development activities, the Company may determine to accelerate or expand its efforts in one or more of its proposed areas and may therefore require additional funds earlier than presently anticipated. Management believes that under the current operating plan its existing capital resources will be sufficient to meet its operating expenses and capital expenditure requirements for the foreseeable future. Management currently has no commitments for raising additional capital.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 27,1997 regarding directors and officers of the Company and compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 27,1997 regarding executive compensation is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 27,1997 regarding security ownership of certain beneficial owners and management is hereby incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 27,1997 regarding certain relationships and related transactions is hereby incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents of the Company are filed as part of this
             Report:

                  1.       Financial Statements

                           Report of Independent Auditors Balance Sheets - December 31, 1996 and 1995 Statements of Operations - Years Ended December 31, 1996, 1995
                              and 1994
                           Statements of Changes in Shareholders' Equity - Years
                             Ended December 31, 1996, 1995 and 1994
                           Statements of Cash Flows - Years Ended December 31,
                              1996, 1995 and  1994
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

                     10.1 Employment Agreement between Registrant and John E. Urheim dated June 4, 1993(3)

                     10.2 Amendment No. 3 and Restatement of Master Technology Transfer Agreement between Registrant and Vipont Pharmaceutical, Inc.(2)

                     10.3  Incentive Stock Option Agreement(2)

                     10.4 Agreement between Registrant and Vipont Pharmaceutical, Inc.(2)

                     10.5 Termination Agreement dated September 27, 1995 between Registrant and Atrix, L.P.(4)

                     10.6 Lease Agreement dated May 11, 1991 between the Registrant and GB Ventures*

                     10.7 Agreement of Purchase and Sale dated June 11, 1996 between the Registrant and D.C. Pitcairn Holdings, Inc.*

                     10.8 Agreement dated December 16, 1996 between the Registrant and Block Drug Corporation(5)

                       23  Consent of Deloitte & Touche LLP*

                       27  Financial Data Schedule*

-------------------

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

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission.

(5) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1996, as filed with the Securities and Exchange Commission.

* Filed herewith.

         (b)      Reports on Form 8-K:

                  1. A Current Report on Form 8-K, dated December 17, 1996, was filed with the Securities and Exchange Commission under Item 5 regarding an agreement between Atrix Laboratories, Inc. and Block Drug Corporation.

                  No other reports on Form 8-K were filed during the period ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ATRIX LABORATORIES, INC.
                                (Registrant)

March 7, 1997                   By:        /s/     John E. Urheim
                                         ------------------------
                                         John E. Urheim
                                         Vice Chairman of the Board and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ David R. Bethune         Director                           March 7, 1997
--------------------------
David R. Bethune

 /s/ H. Stuart Campbell        Director                           March 7, 1997
--------------------------
H. Stuart Campbell

 /s/ Dr. D. Walter Cohen       Director                           March 7, 1997
--------------------------
Dr. D. Walter Cohen

 /s/ Dr. Charles P. Cox        Vice President of New              March 7, 1997
--------------------------     Business Development
Dr. Charles P. Cox

 /s/ Michael R. Duncan         Vice President of                  March 7, 1997
--------------------------     Manufacturing
Michael R. Duncan

 /s/ Dr. Richard L. Dunn       Vice President of Drug             March 7, 1997
--------------------------     Delivery Research
Dr. Richard L. Dunn

 /s/ Dr. J. Steven Garrett     Vice President of Dental           March 7, 1997
--------------------------     Clinical Research
Dr. J. Steven Garrett

 /s/ Elaine M. Gazdeck          Vice President of Regulatory      March 7, 1997
----------------------------    Affairs & Quality Assurance
Elaine M. Gazdeck

 /s/ Dr. Jere E. Goyan          Director                          March 7, 1997
----------------------------
Dr. Jere E. Goyan

 /s/ Dr. R. Bruce Merrifield    Director                          March 7, 1997
----------------------------
Dr. R. Bruce Merrifield

 /s/ C. Rodney O'Connor         Director                          March 7, 1997
----------------------------
C. Rodney O'Connor

 /s/ William C. O'Neil, Jr.     Chairman of the Board of          March 7, 1997
----------------------------    Directors
William C. O'Neil, Jr.

 /s/ Rees M. Orland             Vice President of Marketing       March 7, 1997
----------------------------    and Sales
Rees M. Orland

 /s/ Brian G. Richmond          Corporate Controller and          March 7, 1997
----------------------------    Assistant Secretary
Brian G. Richmond

 /s/ Dr. G. Lee Southard        President, Chief Scientific       March 7, 1997
----------------------------    Officer and Director
Dr. G. Lee Southard

 /s/ John E. Urheim             Vice Chairman of the Board        March 7, 1997
----------------------------    of Directors and Chief
John E. Urheim                  Executive Officer

                            FINANCIAL STATEMENT INDEX



                                                                     Page
                                                                     ----
INDEPENDENT AUDITORS' REPORT                                         F-2

FINANCIAL STATEMENTS:
  Balance Sheets - December 31, 1996 and 1995                        F-3

  Statements of Operations - Years Ended December 31, 1996,
    1995 and 1994                                                    F-4

  Statements of Changes in Shareholders' Equity - Years Ended
    December 31, 1996, 1995 and 1994                                 F-5

  Statements of Cash Flows - Years Ended December 31, 1996,
   1995 and 1994                                                     F-6

NOTES TO THE FINANCIAL STATEMENTS                                    F-7 - F-16

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  Atrix Laboratories, Inc.
Fort Collins, Colorado


         We have audited the accompanying balance sheets of Atrix Laboratories, Inc. (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Denver, Colorado
January 24, 1997

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                    December 31,     December 31,
                                                                        1996             1995
                                                                    -----------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                      $ 18,368,472     $    925,487

     Restricted cash equivalents                                       7,000,000               --
     Marketable securities, at fair value                              6,040,389       10,996,847
     Accounts receivable, net of allowance for doubtful accounts
       of $10,000 in 1996 and $0 in 1995                                 681,290          190,665
     Interest receivable                                                 154,128          112,303
     Inventories                                                         303,505          202,264
     Prepaid expenses and deposits                                       301,321          572,751
                                                                    -----------------------------
             Total current assets                                     32,849,105       13,000,317
                                                                    -----------------------------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                     5,888,007        1,847,164
     Leasehold improvements                                              565,608          506,190
                                                                    -----------------------------
         Total                                                         6,453,615        2,353,354
     Accumulated depreciation and amortization                        (1,687,056)      (1,133,864)
                                                                    -----------------------------
             Property, plant and equipment, net                        4,766,559        1,219,490
                                                                    -----------------------------

OTHER ASSETS:
     Intangible assets, net of accumulated
         amortization of $69,624 and $52,240                             847,830          674,116
                                                                    -----------------------------
TOTAL                                                               $ 38,463,494     $ 14,893,923
                                                                    =============================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                       $    933,147     $  1,862,850
     Accrued salaries and payroll taxes                                   88,868           72,199
     Other accrued liabilities                                           155,657          152,108
     Deferred revenue                                                  7,002,192               --
                                                                    -----------------------------
             Total current liabilities                                 8,179,864        2,087,157
                                                                    -----------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding
     Common stock, $.001 par value; 25,000,000
         shares authorized; 11,113,624 and 8,433,296 shares
         issued and outstanding                                           11,114            8,433
     Additional paid-in capital                                       72,913,274       43,889,473
     Unrealized holding loss on marketable securities                   (152,641)         (35,176)
     Accumulated deficit                                             (42,488,117)     (31,055,964)
                                                                    -----------------------------
             Total shareholders' equity                               30,283,630       12,806,766
                                                                    -----------------------------
TOTAL                                                               $ 38,463,494     $ 14,893,923
                                                                    =============================

                      See notes to the financial statements

                            ATRIX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS



                                         Year Ended       Year Ended       Year Ended
                                        December 31,     December 31,     December 31,
                                            1996             1995            1994
                                        ---------------------------------------------
REVENUE:
   Sales                                $    635,517     $         --     $        --
   Contract revenue                        1,004,201          580,164         713,112
   Interest income                         1,204,352          986,995       1,320,258
   Gain (loss) on sale of marketable
      securities                              36,419           (4,895)       (218,043)
   Other income                               15,036               --              --
                                        ---------------------------------------------
         Total revenue                     2,895,525        1,562,264       1,815,327
                                        ---------------------------------------------
EXPENSES:
    Cost of goods sold                       363,517               --              --
    Research and development
       - ATRIDOX(TM)product                5,268,070        5,683,805       2,764,587
       - Other                             4,823,666        3,904,730       3,902,480
    Administrative and marketing           3,872,425          829,509         688,122
    Acquisition of rights                         --        3,802,491              --
                                        ---------------------------------------------
         Total expenses                   14,327,678       14,220,535       7,355,189
                                        ---------------------------------------------
NET LOSS                                $(11,432,153)    $(12,658,271)    $(5,539,862)
                                        =============================================
NET LOSS PER COMMON SHARE               $      (1.13)    $      (1.58)    $     (0.72)
                                        =============================================
WEIGHTED AVERAGE SHARES
OUTSTANDING                               10,146,703        8,001,985       7,740,981
                                        =============================================

                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                             Common Stock          Additional    Unrealized                        Total
                                                                Paid-in Capital Holding Gain    Accumulated     Shareholders'
                                           Shares       Amount                     (Loss)         Deficit          Equity
                                         -----------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1993                         7,721,023    $ 7,721    $39,902,248    $ (74,003)    $(12,857,831)    $ 26,978,135
Exercise of stock options                    14,080         14         35,340           --               --           35,354
Issuance of common stock for warrants         7,975          8         39,867           --               --           39,875
Unrealized holding loss                          --         --             --     (322,962)              --         (322,962)
Net loss for the year                            --         --             --           --       (5,539,862)      (5,539,862)
                                         -----------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1994                         7,743,078      7,743     39,977,455     (396,965)     (18,397,693)      21,190,540
Exercise of stock options                   139,350        139        391,611           --               --          391,750
Acquisition of rights                       550,868        551      3,520,407           --               --        3,520,958
Unrealized holding gain                          --         --             --      361,789               --          361,789
Net loss for the year                            --         --             --           --      (12,658,271)     (12,658,271)
                                         -----------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1995                         8,433,296      8,433     43,889,473      (35,176)     (31,055,964)      12,806,766
Exercise of stock options                    92,828         93        597,824           --               --          597,917
Issuance of common stock for cash         2,587,500      2,588     27,841,389           --               --       27,843,977
Unrealized holding loss                          --         --             --     (117,465)              --         (117,465)
Compensation-stock options                       --         --        584,588           --               --          584,588
Net loss for the year                            --         --             --           --      (11,432,153)     (11,432,153)
                                         -----------------------------------------------------------------------------------
BALANCE
DECEMBER 31, 1996                        11,113,624    $11,114    $72,913,274    $(152,641)    $(42,488,117)    $ 30,283,630
                                         ===================================================================================

                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                               Year Ended       Year Ended       Year Ended
                                                              December 31,     December 31,     December 31,
                                                                  1996             1995            1994
                                                              =============================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(11,432,153)    $(12,658,271)    $(5,539,862)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                               554,595          369,663         277,075
        (Gain) on sale of equipment                                 (3,017)              --              --
        Amortization of patents                                     17,384           15,175          13,632
        Amortization of bond premiums                               39,239          241,623         360,763
        Gain loss on sale of marketable securities                 (36,419)           4,895         218,043
        Write-off of patents                                        29,579            5,506         134,380
        Acquisition of rights through issuance of
          common stock                                                  --        3,520,958              --
        Compensation - stock options                               584,588               --              --
   Net changes in current assets and liabilities:
     Restricted cash equivalents                                (7,000,000)              --              --
     Accounts receivable                                          (490,625)         (97,196)        (62,176)
     Interest receivable                                           (41,825)          28,545          17,035
     Inventories                                                  (101,241)        (202,264)             --
     Prepaid expenses and deposits                                 271,430         (453,649)         43,199
     Accounts payable - trade                                     (929,703)       1,381,583         (18,134)
     Accrued salaries and payroll taxes                             16,669            9,199          10,412
     Other accrued liabilities                                       3,549          (43,707)        (32,106)
     Deferred revenue                                            7,002,192          (75,000)        (79,357)
                                                              ---------------------------------------------
        Net cash used in operating activities                  (11,515,758)      (7,952,940)     (4,657,096)
                                                              ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment               (4,293,064)        (577,342)       (312,294)
     Acquisition of leasehold improvements                         (59,418)        (137,339)        (27,055)
     Investment in intangible assets                              (220,677)        (167,157)       (157,829)
     Proceeds from sale of property, plant, and
        equipment                                                  253,835               --              --
     Proceeds from maturity of marketable
        securities                                               1,000,000        5,185,800       5,000,000
     Proceeds from sale of marketable securities                 4,070,501        2,533,283       4,848,194
     Investment in marketable securities                          (234,328)        (230,843)     (3,478,191)
                                                              ---------------------------------------------
        Net cash provided by investing activities                  516,849        6,606,402       5,872,825
                                                              ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and
        exercise of  stock options                              28,441,894          391,750          75,229
                                                              ---------------------------------------------
         Net cash provided by financing activities              28,441,894          391,750          75,229
                                                              ---------------------------------------------
NET INCREASE  (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  17,442,985         (954,788)      1,290,958
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                          925,487        1,880,275         589,317
                                                              ---------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 18,368,472     $    925,487     $ 1,880,275
                                                              =============================================

                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Atrix Laboratories, Inc. (the "Company") was incorporated in 1986. Its principal business is the research and development of a broad range of medical, dental and veterinary products based upon a biodegradable release drug delivery system. The majority of its products are in either the research, development, or clinical stage. The Company commenced sales of its first product, the ATRISORB(R) GTR Barrier in both the United States and Europe during 1996.

CASH AND CASH EQUIVALENTS

     Cash equivalents include highly liquid investments with an original maturity of three months or less.

RESTRICTED CASH EQUIVALENTS

     Restricted cash equivalents consists of highly liquid investments with an original maturity of three months or less.

MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale and carried at fair value with the unrealized holding gain or loss included in shareholders' equity. Premiums and discounts associated with bonds are amortized using the effective interest rate method.

INVENTORIES

     Inventories are stated at the lower of cost, determined by the first-in, first out method, or market. The components of inventories as of December 31, 1996 and 1995 are as follows:

                                                      1996         1995
                                                      ----         ----
Raw Materials                                        $228,533    $155,632
Work In Progress                                       13,435      46,632
Finished Goods                                         61,537          --
                                                     --------    --------
                                                     $303,505    $202,264
                                                     ========    ========


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over the term of the related lease.

     Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. Repairs and maintenance expense was $93,072, $83,106 and $72,865 for the years ended December 31, 1996, 1995 and 1994 respectively.

INTANGIBLE ASSETS

     Certain technology rights acquired from the Company's former parent, Vipont Pharmaceutical, Inc., a wholly owned subsidiary of Colgate-Palmolive Company, were transferred at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful life. Also included in intangible assets are the legal costs incurred to obtain patents. Upon receiving a determination that the Company's claims have been approved, these costs are amortized over the patent's estimated useful life commencing with the approval of the patent. Costs associated with patents are expensed upon the determination that such costs are not recoverable.

REVENUE RECOGNITION

     The Company recognizes revenue on sales at the time of shipment. Revenue is recognized on research contracts as research work is performed and costs are incurred. Deferred revenue is recorded with respect to payments received that relate to research activities to be performed in subsequent periods.

RESEARCH AND DEVELOPMENT

     Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss per share are the same.

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

STOCK OPTION PLANS

  The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation to non-employees in accordance with Statements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax liability computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   MARKETABLE SECURITIES

     As of December 31, 1996 marketable securities consist of the following:

                                                                 Estimated
                              Number of shares/                     Fair
                              Principal Amount        Cost         Value
                              -----------------    ----------    ---------
U.S. Government and Agency
    Bond Funds
        Thornburg Fund               38,450        $  486,327    $  472,936
        Pimco Fund                  386,542         3,676,706     3,544,584
                                  ---------        ----------    ----------
          Total                     424,992         4,163,033     4,017,520
U.S. Government and
     Agency Bonds                 2,025,000         2,030,000     2,022,872
                                  ---------        ----------    ----------
          Total                   2,449,992        $6,193,033    $6,040,392
                                  =========        ==========    ==========

     As of December 31, 1995 marketable securities consist of the following:

                                                                                    Estimated
                                       Number of shares/                              Fair
                                       Principal Amount           Cost                Value
                                       -----------------      -----------          -----------
U.S. Government and Agency
   Bond Funds
     Thornburg Fund                           36,161          $   458,151          $   453,461
     Pimco Fund                              363,720            3,470,553            3,422,601
                                           ---------          -----------          -----------
        Total                                399,881            3,928,704            3,876,062

U.S. Government and Agency  Bonds          7,025,000            7,103,319            7,120,785
                                           ---------          -----------          -----------
        Total                              7,424,881          $11,032,023          $10,996,847
                                           =========          ===========          ===========


     As of December 31, 1996 gross unrealized gains and losses pertaining to marketable securities are $0 and $152,641, respectively.

3.  ACQUISITION OF RIGHTS

     The Company was the sole general partner of Vipont Royalty Income Fund, Ltd., a Colorado limited partnership (the "Partnership"). The primary asset of the Partnership was its right to receive payments from the Company based on royalties and/or proceeds from the sale of rights relating to the ATRIDOX(TM) product, if any, pursuant to certain agreements (the "Agreements") between the Company and the Partnership. On September 27, 1995, the limited partners (the "Limited Partners") of the Partnership approved the merger (the "Merger"), of the Partnership with and into Atrix, L.P., a Colorado limited partnership ("Atrix, L.P."). The Company was the sole limited partner of Atrix, L.P. AtrixSub, a Colorado corporation and a wholly-owned subsidiary of the Company, was the sole general partner of Atrix, L.P. The Company determined the value of the Partnership using an income valuation approach based on projected royalty payments from projected sales of the ATRIDOX(TM) product. The Company issued 550,868 shares of common stock, valued at $6.40 per share for purposes of the Merger, for a total consideration of $3,524,000. Additional expenses related to the Merger of approximately $278,000 were paid by the Company. The total cost of acquiring the Partnership rights of approximately $3,802,000 was considered a research and development cost and accordingly, was expensed in 1995. Immediately following the Merger, the Agreements were terminated pursuant to a Termination Agreement dated September 27, 1995 entered into between the Company and Atrix, L.P. Subsequent to the Merger, Atrix, L.P. and AtrixSub were dissolved.

4.  STOCK OPTION PLANS

     As of December 31, 1996, the Company has two stock-based compensation plans, which are discussed below.


Performance Stock Option Plan

     The 1987 Performance Stock Option Plan, as amended and restated in 1992 (The "Plan") permits the granting of both incentive stock options, as defined under Section 422 of the Internal Revenue Code, and non-qualified stock options to employees, officers and directors. The exercise price of each option, which have a maximum ten year life, is equal to the market price of the Company's common stock on the date of grant.

     The Company accounts for the Plan using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates of awards under the Plan consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                               1996               1995
                                          --------------     --------------
Net income - as reported                  $  (11,432,153)    $  (12,658,271)
                                          ==============     ==============
           - pro forma                       (12,188,993)       (12,858,329)
                                          ==============     ==============
Earnings per share - as reported                   (1.13)             (1.58)
                   - pro forma                     (1.20)             (1.61)

         The Company has reserved 1,500,000 of its authorized but unissued common stock for stock options to be granted under the Plan. Under the terms of the Plan, options are not exercisable for a period of one to three years from the date of grant. The exercise price of all options is the closing bid price of the stock on the date of grant. There are 71,973 shares which remain available under the plan for future employee stock option grants.

     The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: no dividend yield, expected volatility of 37.8% for 1996 and 66.1% for 1995, risk free interest rate of 7.0%, and expected life of 5 years.

     The following table summarizes information on stock option activity for the
Plan:

                                                                                              Weighted
                                                             Number of    Exercise Price       Average
                                                               Shares        Per Share      Exercise Price
                                                             ---------    --------------    --------------
Options outstanding, December 31, 1993                         845,792     $ .50 - 20.75        $ 6.35
Options granted                                                 19,000      6.13 -  9.13          6.96
Options canceled or expired                                    (58,850)     5.88 - 14.00         10.24
Options exercised                                              (14,080)      .50 -  3.75          2.51
                                                              --------
Options outstanding, December 31, 1994                         791,862       .50 - 20.75          6.15
Options granted                                                153,088      6.63 -  6.88          5.05
Options canceled or expired                                    (45,345)     5.88 - 15.88          7.95
Options exercised                                             (139,350)      .50 -  5.88          2.81
                                                              --------
Options outstanding, December 31, 1995                         760,255       .50 - 20.75          6.64
Options granted                                                602,574       .50 - 14.00          8.64
Options canceled or expired                                   (408,580)     5.88 - 20.75          8.58
Options exercised                                              (92,828)      .50 -  9.88          6.44
                                                              --------
Options outstanding, December 31, 1996                         861,421       .50 - 14.00          7.14
                                                              ========
Options outstanding are available for exercise as follows:

            Currently Exercisable                              546,657                          $ 6.20
            1997                                               125,090                            8.46
            1998                                               118,924                            8.52
            1999                                                70,750                            9.74
                                                              --------
        Total                                                  861,421                            7.14
                                                              ========

     On November 18, 1996, the Company canceled certain incentive and non-qualified stock options with a five year term and issued new non-qualified stock options which extended the original term to ten years. The effect of this cancellation and reissuance was a $584,588 charge to compensation expense during 1996.

     The following table summarizes information about stock options outstanding under the Plan as of December 31, 1996:


                                                      WEIGHTED                          WEIGHTED
                     NUMBER       WEIGHTED AVERAGE    AVERAGE         NUMBER        AVERAGE EXERCISE
    RANGE OF       OUTSTANDING       REMAINING        EXERCISE    EXERCISABLE AT          PRICE
EXERCISE PRICES    AT 12/31/96    CONTRACTUAL LIFE     PRICE         12/31/96          EXERCISABLE
====================================================================================================
     $0.50            72,200          2 years          $ 0.50          72,200             $ 0.50
      0.50            56,000          3 years            0.50          56,000               0.50
      6.13             1,000          3 years            6.13             667               6.13
  6.63 - 6.88        144,523          8 years            6.74          48,174               6.74
 10.00 - 12.38        63,955          9 years           11.62              --                 --
  6.50 - 14.00       482,975          4 years            8.54         328,847               8.38
      5.88            40,768          9 years            5.88          40,769               5.88
----------------------------------------------------------------------------------------------------
 $0.50 to 14.00      861,421        5.05 years         $ 7.14         546,657             $ 6.20
====================================================================================================


Non-qualified Stock Option Plan

     The Company has reserved 100,000 of its authorized but unissued common stock for stock options to be granted to outside consultants under its Non-qualified Stock Option Plan (the "Non-qualified Plan"). The option price and exercisability of options granted under the Non-qualified Plan are set by the Compensation Committee. The exercise price of all options granted under the Non-qualified Plan currently outstanding is the closing market price at the date of grant. There are 43,020 shares which remain available under the Non-qualified Plan for future stock option grants.

     The fair value of options granted under the Non-qualified Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used in 1996 and 1995: no dividend yield, expected volatility of 37.79% for 1996 and 66.1% for 1995, risk free interest rate of 7.0%, and expected lives of 5 years.

     The following table summarizes information on stock option activity for the Nonqualified Plan.

                                                                                  Weighted
                                              Number of      Exercise Price        Average
                                               Shares           Per Share       Exercise Price
                                              ------------------------------------------------
Options outstanding, December 31, 1993         30,000          $      3.75          $3.75
Options granted                                 7,500                 6.50           6.50
Options canceled or expired                         0
                                              ---------
Options outstanding, December 31, 1994         37,500          3.75 - 6.50           4.30
Options granted                                10,360          5.13 - 6.63           5.45
Options canceled or expired                         0

Options outstanding, December 31, 1995         47,860          3.75 - 6.63           4.55
Options granted                                 9,120          6.63 - 9.50           7.78
Options canceled or expired                         0
Options outstanding, December 31, 1996         56,980          3.75 - 9.50           5.07

     The following table summarizes information about stock options outstanding under the Non-qualified Plan as of December 31, 1996:


                                                                    WEIGHTED            WEIGHTED
                     NUMBER       WEIGHTED AVERAGE    AVERAGE         NUMBER        AVERAGE EXERCISE
    RANGE OF       OUTSTANDING       REMAINING        EXERCISE    EXERCISABLE AT          PRICE
EXERCISE PRICES    AT 12/31/96    CONTRACTUAL LIFE     PRICE         12/31/96          EXERCISABLE
====================================================================================================
     $ 3.75           30,000          3 years           $3.75          30,000             $ 3.75
      6.50             7,500          7 years            6.50           7,500               6.50
   5.13 - 6.63        10,360          8 years            5.62          10,360              11.76
  6.63 - 9.50          9,120          9 years            7.78           6,373               7.37

----------------------------------------------------------------------------------------------------
 $ 3.75 to 9.50       56,980        5.40 years          $5.10          54,233             $ 5.35
====================================================================================================

5. MAJOR CUSTOMERS

     Contract revenue for three major unrelated customers during 1996 was $198,000, $235,000 and $270,000. Contract revenue for two unrelated customers was $225,000 and $227,000 for 1995 and $210,000 and $335,357 for 1994.

6.  INCOME TAXES

     Net deferred tax assets and the valuation allowance at December 31, 1996 and 1995, consist of:

                                                        1996                  1995
                                                    -----------          ------------
     Deferred tax assets (liabilities):
         Net operating loss carry forwards          $11,065,000          $  9,941,000
         Amortization of intangibles                  2,685,000             2,881,000
         Marketable securities                           13,000
         Depreciation                                    90,000                60,000
         Other items                                    295,000               (50,000)
                                                    -----------          ------------
Net deferred tax assets                              14,135,000            12,845,000
                                                    -----------          ------------

     Less valuation allowance                        14,135,000           (12,845,000)
                                                    -----------          ------------
       Total                                        $         0          $          0
                                                    ===========          ============

     At December 31, 1996 and 1995, the Company has approximately $37,894,000 and $26,652,000 of federal income tax net operating loss carry forwards which expire through 2010.

7.  LEASE COMMITMENTS

     As of December 31, 1996, minimum rental commitments under non-cancelable operating leases of one year or more are as follows:

 Year Ending
December 31,
------------
    1997                                      $283,729
    1998                                       146,586
    1999                                        42,507
    2000                                         6,585
                                              --------
   Total                                      $479,407
                                              ========

     Other accrued liabilities include deferred rent of $96,802 as of December 31, 1996 and $152,108 as of December 31, 1995. Rent expense was $205,583 for 1996, $202,503 for 1995 and $179,204 for 1994.

8.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are follows:

                                   1995                 1995               1996               1996
                                 Carrying            Estimated           Carrying           Estimated
                                  Amount                Fair              Amount               Fair
                                                       Value                                  Value
                               -----------------------------------------------------------------------
Cash and cash
equivalents                    $   925,487             925,487          18,368,472          18,368,472
Restricted cash                         --                  --           7,000,000           7,000,000
equivalents
Marketable securities           10,996,847          10,996,847           6,040,389           6,040,389

The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and cash equivalents - The carrying amount approximates fair value.

     Restricted cash equivalents - The carrying amount approximates fair value.

     Marketable securities - The fair value is based on quoted market prices or dealer quotes.

9.   SAVINGS AND RETIREMENT PLAN

     The Company has an employee savings plan (the "Savings Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. This Savings Plan allows eligible employees to contribute from 1% to 17% of their income to this Savings Plan. The Company matches 50% of the first 6% of the employee's contributions which are immediately vested. The Company's matching contributions to the Savings plan were approximately $48,461, $43,597 and $44,060 for 1996, 1995, 1994 respectively.


10.  BLOCK DRUG COMPANY AGREEMENT

     On December 17, 1996, the Company entered into an agreement with Block Drug Company ("Block"). Under the terms of the agreement, Block acquired the North American and certain European marketing rights to the first three Company products for the treatment of periodontal disease. The Company received an advance payment of $7,000,000 for the sale of the marketing rights to the ATRISORB(R) GTR Barrier. The funds were deposited in an escrow account until February 1, 1997, at which time substantially all of the initial services required by the agreement were performed. Accordingly, the Company deferred recognition of the initial payment as revenue until 1997. The $7,000,000 initial payment is included in restricted cash equivalents as of December 31, 1996.

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

10.1 Employment Agreement between Registrant and John E. Urheim dated June 4, 1993(3)

10.2 Amendment No. 3 and Restatement of Master Technology Transfer Agreement between Registrant and Vipont Pharmaceutical, Inc.(2)

10.3           Incentive Stock Option Agreement(2)

10.4           Agreement between Registrant and Vipont Pharmaceutical, Inc.(2)

10.5 Termination Agreement dated September 27, 1995 between Registrant and Atrix, L.P.(4)

10.6           Lease Agreement dated May 11, 1991 between the Registrant and
               GB Ventures*

10.7 Agreement of Purchase and Sale dated June 11, 1996 between the Registrant and D.C. Pitcairn Holdings, Inc.*

10.8 Agreement dated December 16, 1996 between the Registrant and Block Drug Corporation(5)

23             Consent of Deloitte & Touche LLP*

27             Financial Data Schedule*

-------------------

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

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission.

(5) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1996, as filed with the Securities and Exchange Commission.

* Filed herewith.