Form 10-Q
period 1997-03-31
ATRIX LABORATORIES INC
filed 1997-04-28
CIK 809875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         Commission File No.
   March 31, 1997                                  0-18231

                            ATRIX LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          84-1043826
------------------------                          ----------------------
(State of Incorporation)                              (I.R.S. Employer
                                                    Identification Number)

    2579 Midpoint Drive
  Fort Collins, Colorado                                        80525
  ----------------------                                      ----------
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

           Yes    [X]                         No

     As of April 24, 1997, there were 11,114,324 issued and outstanding shares of the Registrant's $.001 par value common stock.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS
                                                           March 31,      December 31,
                                                             1997            1996
                                                             ----            ----
                                     ASSETS
CURRENT ASSETS:                                          (Unaudited)
  Cash and cash equivalents                              $19,850,512    $18,368,472
  Restricted cash equivalents                                    --       7,000,000
    Marketable securities, at fair value                   7,966,045      6,040,389
    Accounts receivable, net of allowance for doubtful
      accounts of $10,000                                    645,186        681,290
    Interest receivable                                      108,123        154,128
    Inventories                                              536,968        303,505
    Prepaid expenses and deposits                            553,343        301,321
                                                         -----------    -----------
       Total current assets                               29,660,177     32,849,105
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment                            6,304,410      5,888,007
  Leasehold improvements                                     574,318        565,608
                                                         -----------    -----------
       Total                                               6,878,728      6,453,615

  Accumulated depreciation and amortization               (1,858,575)    (1,687,056)
                                                         -----------    -----------
    Property, plant and equipment, net                     5,020,153      4,766,559
                                                         -----------    -----------
OTHER ASSETS:
  Intangible assets, net of accumulated
    amortization of $73,412 and $69,624                      900,976        847,830
                                                         -----------    -----------
TOTAL                                                    $35,581,306    $38,463,494
                                                         ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                               $   909,957    $   933,147
  Accrued salaries and payroll taxes                          99,057         88,868
  Other accrued liabilities                                  100,950        155,657
  Deferred revenue                                               ---      7,002,192
                                                         -----------    -----------
        Total current liabilities                          1,109,964      8,179,864
                                                         -----------    -----------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized, none issued or outstanding
     Common stock, $.001 par value; 25,000,000 shares
     authorized; 11,114,324 and 11,113,624 shares
     issued and outstanding                                   11,114         11,114
   Additional paid-in capital                             72,920,629     72,913,274
   Unrealized holding loss on marketable securities         (308,227)      (152,641)
   Accumulated deficit                                   (38,152,174)   (42,488,117)
                                                         -----------    -----------
         Total shareholders' equity                       34,471,342     30,283,630
                                                         -----------    -----------
TOTAL                                                    $35,581,306    $38,463,494
                                                         ===========    ===========

                        See notes to financial statements


                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

REVENUE:

                                                        1997                1996
                                                        ----                ----

Sales                                              $   209,739       $     59,040
Contract revenue                                       151,485            120,008
Sale of marketing rights                             7,000,000                ---
Interest income                                        437,509            149,921
Gain on sale of marketable securities                      ---             23,953
Rental income                                            8,968                ---
                                                   ------------------------------
   Total revenue                                     7,807,701            352,922
                                                   ------------------------------
EXPENSES:
       Cost of goods sold                              138,989             40,670
       Research and development
           o       ATRIDOX(TM) product               1,468,095          1,369,478
           o       Other                             1,310,166          1,103,904
       Administrative and marketing                    554,508            588,961
                                                   ------------------------------
                   Total expenses                    3,471,758          3,103,013
                                                   ------------------------------
NET INCOME (LOSS)                                  $ 4,335,943       $ (2,750,091)
                                                   ==============================
NET INCOME (LOSS) PER COMMON SHARE                 $      0.39       $      (0.33)
                                                   ==============================
WEIGHTED AVERAGE SHARES OUTSTANDING                 11,113,865          8,462,433
                                                   ==============================

                        See notes to financial statements


                            ATRIX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


                                             Common Stock            Additional   Unrealized                         Total
                                    ---------------------------       Paid-in       Holding      Accumulated     Shareholders'
                                        Shares           Amount       Capital        Loss          Deficit           Equity
                                    ------------------------------------------------------------------------------------------

BALANCE, December 31, 1996            11,113,624        $11,114     $72,913,274    $(152,641)    $(42,488,117)     $30,283,630
Exercise of stock options                    700            ---           7,355          ---              ---            7,355
Unrealized holding loss                      ---            ---             ---     (155,586)             ---         (155,586)
Net income for the period                    ---            ---             ---          ---        4,335,943        4,335,943
                                    ------------------------------------------------------------------------------------------
BALANCE,  March 31, 1997              11,114,324        $11,114     $72,920,629    $(308,227)    $(38,152,174)     $34,471,342
                                    ==========================================================================================

                        See notes to financial statements


                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                            1997             1996
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ 4,335,943    $(2,750,091)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation                                                            163,045        108,717
    Amortization                                                             12,262         29,482
    Gain on sale of marketable securities                                        --        (23,953)

Net changes in current assets and liabilities:                            7,000,000             --

Restricted cash equivalents
    Accounts receivable                                                      36,104         77,419
    Interest receivable                                                      46,005         44,066
    Inventory                                                              (233,463)       (54,249)
    Prepaid expenses and deposits                                          (252,022)       322,848
    Accounts payable - trade                                                (23,190)      (549,565)
    Accrued salaries and payroll taxes                                       10,189         (1,983)
    Other accrued liabilities                                               (54,707)       (12,135)
    Deferred revenue                                                     (7,002,192)         5,003
                                                                        --------------------------
      Net cash provided by (used in) operating activities                 4,037,974     (2,804,441)
                                                                        --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                          (416,403)      (110,828)
     Acquisition of leasehold improvements                                   (8,710)       (33,257)
     Investments in intangible assets                                       (56,935)       (40,205)
     Proceeds from sale of marketable securities                            991,127      2,050,342
     Investment in marketable securities                                 (3,072,368)       (59,670)
                                                                        --------------------------
     Net cash (used in) provided by investing activities                 (2,563,289)     1,806,382
                                                                        --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and exercise of stock
       options                                                                7,355        303,879
     Deferred registration costs                                                 --        (57,612)
                                                                        --------------------------
          Net cash provided by financing activities                           7,355        246,267
                                                                        --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,482,040       (751,792)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           18,368,472        925,487
                                                                        --------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $19,850,512    $   173,695
                                                                        ==========================

                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements of Atrix Laboratories, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist only of normal recurring accruals) for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, filed with the Securities and Exchange Commission in the Company's Annual Report Form on 10-K.

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

NOTE 2.  INVENTORIES

     Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories at are as follows:

                                    March 31,     December 31,
                                     1997            1996
                                     ----            ----

        Raw Materials             $ 265,383       $ 228,533
        Work in Process              93,496          13,435
        Finished Goods              178,089          61,537
                                  ---------       ---------
                                  $ 536,968       $ 303,505
                                  =========       =========

NOTE 3.  BLOCK DRUG COMPANY AGREEMENT

     On December 17, 1996, the Company entered into an agreement (the "Block Agreement") with Block Drug Company ("Block"). Under the terms of the Block Agreement, Block acquired the North American and certain European marketing rights to the Company's first three products for the treatment of periodontal disease. The Company received an advance payment of $7,000,000 for the sale of the marketing rights to the ATRISORB(R) GTR Barrier. The funds were deposited in an escrow account until February 1, 1997, at which time substantially all of the initial services required by the Block agreement were performed. The $7,000,000 was initially included in restricted cash equivalents as of December 31, 1996 and was recognized as sale of marketing rights during the three months ended March 31, 1997.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 1996

     Total revenues for the three months ended March 31, 1997 were approximately $7,807,000 compared to approximately $352,000 for the three months ended March 31, 1996. The increase in total revenue was primarily due to the receipt for the sale of marketing rights to the ATRISORB(R) GTR Barrier. In addition, the Company had increases in sales, contract revenue and interest income.

     The Company had sales of approximately $210,000 during the three months ended March 31, 1997 compared to sales of approximately $59,000 for the three months ended March 31, 1996, representing a 256% increase. The increase is primarily due to the commencement of sales of the ATRISORB(R) GTR Barrier in the United States during the second quarter of 1996.

     Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $151,000 for the three months ended March 31, 1997, compared to approximately $120,000 for the three months ended March 31, 1996, representing a 26% increase.

     Interest income for the three months ended March 31, 1997, was approximately $438,000 compared to approximately $150,000 for the three months ended March 31, 1996, representing a 192% increase. Interest income increased due to additions in principal investments as a result of the proceeds from a common stock offering completed in the second quarter 1996 and the $7,000,000 payment received under the Block Agreement. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

     Cost of goods sold recorded for the three months ended March 31, 1997 was approximately $139,000 compared to approximately $41,000 for the period ended March 31, 1996, representing a 239% increase. The increase is primarily due to the commencement of sales of the ATRISORB(R) GTR Barrier in the United States during the second quarter of 1996.

     Research and development expenses - ATRIDOX(TM) product for the three months ended March 31, 1997, were approximately $1,468,000 compared to approximately $1,369,000 for the three months ended March 31, 1996, representing a 7% increase. This increase is primarily a result of the initiation of several new research projects during the quarter.

     Other research and development expenses, which included activities for the ATRISORB(R) Barrier and other research activities for the three months ended March 31, 1997, were approximately $1,310,000 compared to approximately $1,104,000 for the three months ended March 31, 1996, representing a 19% increase. The increase was primarily a result of additional expenditures in the Manufacturing and Quality Assurance/Quality Control departments associated with the commencement of sales and increased quality assurance and quality control efforts.

     Administrative and marketing expenses decreased to approximately $555,000 for the three months ended March 31, 1997, from approximately $589,000 for the three months ended March 31, 1996, representing a 6% decrease. The primary reason for this decrease was the decrease in sales and marketing expenses which was a result of the Company eliminating the majority of its marketing personnel and promotional expenses which will be performed by Block.

     The Company recorded net income of approximately $4,336,000 for the three months ended March 31, 1997, compared to a net loss of approximately $2,750,000 for the three months ended March 31, 1996, representing a 258% increase. The net income was primarily the result of the receipt of the payment of $7,000,000 from Block.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had cash and cash equivalents of approximately $19,851,000, marketable securities of approximately $7,966,000 and other current assets of approximately $1,844,000, for total current assets of approximately $29,660,000. Current liabilities totaled approximately $1,110,000, which resulted in working capital of approximately $28,550,000.

     During the three months ended March 31, 1997, net cash from operating activities was approximately $4,038,000 compared to net cash used in operating activities of approximately $2,804,000 for the three months ended March 31, 1996. This was primarily a result of the net gain for the period of approximately $4,336,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statement of cash flows.

     Net cash used in investing activities was approximately $2,563,000 during the three months ended March 31, 1997, primarily as a result of the investment in additional marketable securities during the quarter. This was reduced by cash used for the acquisition of capital equipment and leasehold improvements, investments in intangible assets, and investments in marketable securities.

     The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $425,000 for property, equipment and leasehold improvements, and approximately $57,000 for patent development in the three month period ending March 31, 1997 compared to approximately $144,000 and $40,000, respectively for the three months ended March 31, 1996. The Company expects its capital expenditures to total approximately $1,800,000 for the year ended December 31, 1997, which will be used primarily to complete its manufacturing facility.

     The Company expects sales and marketing expenses to decrease in future periods as a result of eliminating the majority of its marketing personnel and promotional expenses, which functions are now performed by Block. In addition, the Company expects revenue to increase in future periods upon the achievement of certain milestones and the receipt of royalties on sales of its products.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.   Financial Data Schedule.

     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the period ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ATRIX LABORATORIES, INC.
                             (Registrant)


                           By:/s/ John E. Urheim
                              --------------------------------------------------
                              John E. Urheim
                              Vice Chairman of the Board of Directors and Chief Executive Officer


                           By:/s/ Brian G. Richmond
                              --------------------------------------------------
                              Brian G. Richmond
                              Corporate Controller, Assistant Secretary, and Assistant Treasurer