Form 10-Q
period 1997-06-30
ATRIX LABORATORIES INC
filed 1997-08-04
CIK 809875

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File No.
    June 30, 1997                                             0-18231

                            ATRIX LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              84-1043826
-------------------------------------------------------------------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                        Identification Number)

2579 Midpoint Drive
Fort Collins, Colorado                                           80525
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

                    Yes [X]                 No [ ]

         As of July 30, 1997, there were 11,120,360 issued and outstanding shares of the Registrant's $.001 par value common stock.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS


                                                                              June 30,     December 31,
                                                                               1997            1996
                                                                           ------------    ------------
                                     ASSETS                                 (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 16,289,154    $ 18,368,472
     Restricted cash equivalents                                                   --         7,000,000
     Marketable securities, at fair value                                     8,141,291       6,040,389
     Accounts receivable, net of allowance for doubtful accounts of             981,878         681,290
           $9,685 and $10,000
     Interest receivable                                                        147,130         154,128
     Inventories                                                                481,378         303,505
     Prepaid expenses and deposits                                              793,839         301,321
                                                                           ------------    ------------
         Total current assets                                                26,834,670      32,849,105
                                                                           ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                            6,905,093       5,888,007
     Leasehold improvements                                                     588,917         565,608
                                                                           ------------    ------------
         Total                                                                7,494,010       6,453,615
     Accumulated depreciation and amortization                               (2,040,311)     (1,687,056)
                                                                           ------------    ------------
         Property, plant and equipment, net                                   5,453,699       4,766,559
                                                                           ------------    ------------
OTHER ASSETS -
     Intangible assets, net of accumulated amortization of
          $78,450 and $69,624                                                   919,741         847,830
                                                                           ------------    ------------
TOTAL                                                                      $ 33,208,110    $ 38,463,494
                                                                           ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable - trade                                              $  1,294,027    $    933,147
     Accrued salaries and payroll taxes                                          95,613          88,868
     Other accrued liabilities                                                  101,640         155,657
     Deferred revenue                                                            75,000       7,002,192
                                                                           ------------    ------------
        Total current liabilities                                             1,566,280       8,179,864
                                                                           ------------    ------------
COMMITMENTS AND  CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued or outstanding
     Common stock, $.001 par value; 25,000,000 shares authorized;
          11,120,030 and 11,113,624 shares issued and outstanding                11,120          11,114
     Additional paid-in capital                                              72,963,664      72,913,274
     Unrealized holding loss on marketable securities                          (193,133)       (152,641)
     Accumulated deficit                                                    (41,139,821)    (42,488,117)
                                                                           ------------    ------------
        Total shareholders' equity                                           31,641,830      30,283,630
                                                                           ------------    ------------
TOTAL                                                                      $ 33,208,110    $ 38,463,494
                                                                           ============    ============



                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)




REVENUE:                                               1997            1996
                                                   ------------    ------------
   Sales                                           $    543,929    $     60,921
   Contract revenue                                     237,056         281,563
   Interest income                                      356,206         287,627
   Other income                                           4,383          12,466
                                                   ------------    ------------
         Total revenue                                1,141,574         642,577
                                                   ------------    ------------
EXPENSES:
    Cost of goods sold                                  435,551          46,944
    Research and development
        o  ATRIDOX(TM)product                         1,447,230       1,416,032
        o  Other                                      1,719,228       1,266,346
    Administrative and marketing                        527,213         572,553
                                                   ------------    ------------
         Total expenses                               4,129,222       3,301,875
                                                   ------------    ------------
NET LOSS                                           $ (2,987,648)   $ (2,659,298)
                                                   ============    ============
NET LOSS PER COMMON SHARE                          $      (0.27)   $      (0.27)
                                                   ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  11,115,152       9,923,803
                                                   ============    ============





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)




REVENUE:                                               1997             1996
                                                   -----------      -----------
   Sales                                           $   753,668      $   119,961
   Contract revenue                                    388,540          401,571
   Sale of marketing rights                          7,000,000             --
   Interest income                                     793,716          437,549
   Other income                                         13,351           36,419
                                                   -----------      -----------
         Total revenue                               8,949,275          995,500
                                                   -----------      -----------
EXPENSES:
    Cost of goods sold                                 574,540           87,614
    Research and development
        o ATRIDOX(TM)product                         2,910,189        2,785,510
        o Other                                      3,034,530        2,370,250
    Administrative and marketing                     1,081,720        1,161,515
                                                   -----------      -----------
         Total expenses                              7,600,979        6,404,889
                                                   -----------      -----------
NET INCOME (LOSS)                                  $ 1,348,296      $(5,409,389)
                                                   ===========      ===========
NET INCOME (LOSS) PER COMMON SHARE                 $      0.12      $     (0.59)
                                                   ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                 11,114,512        9,193,118
                                                   ===========      ===========





                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)




                                                            Additional     Unrealized                        Total
                                    Common Stock             Paid-in        Holding       Accumulated     Shareholders'
                                Shares         Amount        Capital         Loss           Deficit          Equity
                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, December 31, 1996     11,113,624   $     11,114   $ 72,913,274   $   (152,641)   $(42,488,117)   $ 30,283,630

Exercise of stock options           6,406              6         50,390           --              --            50,396

Unrealized holding loss              --             --             --          (40,492)           --           (40,492)

Net income for the period            --             --             --             --         1,348,296       1,348,296

                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE,  June 30, 1997        11,120,030   $     11,120   $ 72,963,664   $   (193,133)   $(41,139,821)   $ 31,641,830
                             ============   ============   ============   ============    ============    ============




                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)



                                                                                   1997            1996
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $  1,348,296    $ (5,409,389)
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
        Depreciation                                                                353,258         228,540
        Amortization                                                                  8,265          38,729
        Gain on sale of marketable securities                                          --           (36,419)
        Gain on sale of property, plant and equipment                                  (201)           --
        Write off of obsolete patents                                                  --             4,942
  Net changes in current assets and liabilities:
        Restricted cash equivalents                                               7,000,000            --
        Accounts receivable                                                        (300,588)       (157,427)
        Interest receivable                                                           6,998          46,333
        Inventories                                                                (177,873)       (108,033)
        Prepaid expenses and deposits                                              (492,518)        124,463
        Accounts payable - trade                                                    360,880         263,151
        Accrued salaries and payroll taxes                                            6,745           2,802
        Other accrued liabilities                                                   (54,017)        (26,059)
        Deferred revenue                                                         (6,927,192)         32,000
                                                                               ------------    ------------
            Net cash provided by (used in) operating activities                   1,132,053      (4,996,367)
                                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                             (1,017,086)       (374,475)
        Acquisition of leasehold improvements                                       (23,309)        (37,714)
        Investments in intangible assets                                            (80,738)        (83,955)
        Sale of equipment                                                               201            --
        Proceeds from sale of marketable securities                                 991,127       4,070,501
        Investment in marketable securities                                      (3,131,962)       (116,278)
                                                                               ------------    ------------
            Net cash (used in) provided by investing activities                  (3,261,767)      3,458,079
                                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock and exercise of stock options         50,396      28,196,302
            Net cash provided by financing activities                                50,396      28,196,302
                                                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (2,079,318)     26,658,014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   18,368,472         925,487
                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 16,289,154    $ 27,583,501
                                                                               ============    ============

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income
(loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Generally, SFAS 130 establishes standards for reporting and display of comprehensive income in financial statements. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The statement divides comprehensive income into net income and other comprehensive income. Items included in other comprehensive income shall be classified separately based on their nature and include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses in certain investments in debt and equity securities. The total of other comprehensive income for a period shall be transferred to a component of equity that is accumulated and displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for periods beginning after December 15, 1997, and will require reclassification of all prior periods presented in the financial statements. The company does not expect the adoption of SFAS 130 to materially effect the financial statement presentation.

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories at are as follows:

                                                        June 30,    December 31,
                                                          1997         1996
                                                        --------    ------------
                           Raw Materials                $344,004     $228,533
                           Work in Process                94,332       13,435
                           Finished Goods                 43,042       61,537
                                                        --------     --------
                                                        $481,378     $303,505
                                                        ========     ========


NOTE 3.  BLOCK DRUG COMPANY AGREEMENT

         On December 17, 1996, the Company entered into an agreement (the "Block Agreement") with Block Drug Company ("Block"). Under the terms of the Block Agreement, Block acquired the North American and certain European marketing rights to the Company's first three products for the treatment of periodontal disease. The Company received an advance payment of $7,000,000 for the sale of the marketing rights to the ATRISORB(R) GTR Barrier. The funds were deposited in an escrow account until February 1, 1997, at which time substantially all of the initial services required by the Block agreement were performed. The $7,000,000 was initially included in restricted cash equivalents as of December 31, 1996 and was recognized as revenue from the sale of marketing rights during the three months ended March 31, 1997.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
         THREE MONTHS ENDED JUNE 30, 1996

         The Company had revenue from product sales of approximately $544,000 during the three months ended June 30, 1997 compared to approximately $61,000 for the three months ended June 30, 1996. The increase is primarily due to the increased sales of the ATRISORB(R) GTR Barrier in the United States as a result of the Block Agreement. The Company expects to receive additional future revenue upon the achievement of certain milestones which, under the Block Agreement, result in substantial payments. Additionally, the Company anticipates to receive increased royalties from Block as sales of the ATRISORB(R) GTR Barrier product increase.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $237,000 for the three months ended June 30, 1997, compared to approximately $282,000 for the three months ended June 30, 1996.

         Interest income for the three months ended June 30, 1997, was approximately $356,000 compared to approximately $288,000 for the three months ended June 30, 1996, representing a 24% increase. Interest income increased due to additions in principal investments as a result of the proceeds from a common stock offering completed in the second quarter 1996 and the $7,000,000 payment received under the Block Agreement. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Cost of goods sold recorded for the three months ended June 30, 1997 was approximately $436,000 compared to approximately $47,000 for the period ended June 30, 1996. The increase is primarily due to increased sales of the ATRISORB(R) GTR Barrier in the United States as a result of the Block Agreement.

         Research and development expenses - ATRIDOX(TM) product for the three months ended June 30, 1997, were approximately $1,447,000 compared to approximately $1,416,000 for the three months ended June 30, 1996, representing a 2% increase.

         Other research and development expenses, which included activities for the ATRISORB(R) Barrier and other research activities for the three months ended June 30, 1997, were approximately $1,719,000 compared to approximately $1,266,000 for the three months ended June 30, 1996, representing a 36% increase. The increase was primarily a result of additional expenditures in the Manufacturing and Quality Assurance/Quality Control departments associated with the increase in sales.

         Administrative and marketing expenses decreased to approximately $527,000 for the three months ended June 30, 1997, from approximately $573,000 for the three months ended June 30, 1996, representing an 8% decrease. The primary reason for this decrease was the reduction in sales and marketing expenses related to the ATRISORB(R) GTR Barrier product, since those functions are now performed by Block. The Company expects sales and marketing expenses to continue to decrease as a result of the Block Agreement.

         The Company recorded net loss of approximately $2,988,000 for the three months ended June 30, 1997, compared to a net loss of approximately $2,659,000 for the three months ended June 30, 1996, representing a 12% increase. The increased loss was primarily the result of the increase in research and development expenses.

         SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
         SIX MONTHS ENDED JUNE 30,1996

         The Company had revenue from product sales of approximately $754,000 during the six months ended June 30, 1997 compared to approximately $120,000 for the six months ended June 30, 1996. The increase is primarily due to the increased sales of the ATRISORB(R) GTR Barrier in the United State as a result of the Block Agreement. The Company expects to receive additional future revenue upon the achievement of certain milestones which, under the Block Agreement, result in substantial payments. Additionally, the Company anticipates to receive increased royalties from Block as sales of the ATRISORB(R) GTR Barrier product increase.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $389,000 for the six months ended June 30, 1997, compared to approximately $402,000 for the six months ended June 30, 1996.

         Interest income for the six months ended June 30, 1997, was approximately $794,000 compared to approximately $438,000 for the six months ended June 30, 1996, representing an 81% increase. Interest income increased due to additions in principal investments as a result of the proceeds from a common stock offering completed in the second quarter 1996 and the $7,000,000 payment received under the Block Agreement. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Cost of goods sold recorded for the six months ended June 30, 1997 was approximately $575,000 compared to approximately $88,000 for the period ended June 30, 1996. The increase is primarily due to the increased sales of the ATRISORB(R) GTR Barrier in the United States as a result of the Block Agreement.

         Research and development expenses - ATRIDOX(TM) product for the six months ended June 30, 1997, were approximately $2,910,000 compared to approximately $2,786,000 for the six months ended June 30, 1996, representing a 4% increase.

         Other research and development expenses, which included activities for the ATRISORB(R) GTR Barrier and other research activities were approximately $3,035,000 for the six months ended June 30, 1997, compared to approximately $2,370,000 for the six months ended June 30, 1996, representing a 28% increase. The increase was primarily a result of additional expenditures in the Manufacturing and Quality Assurance/Quality Control departments associated with the increase in sales and automation of the manufacturing process.

         Administrative and marketing expenses decreased to approximately $1,082,000 for the six months ended June 30, 1997, from approximately $1,162,000 for the six months ended June 30, 1996, representing a 7% decrease. The primary reason for this decrease was the reduction in sales and marketing expenses related to the ATRISORB(R) GTR Barrier product, since those functions are currently performed by Block. The Company expects sales and marketing expenses to continue to decrease as a result of the Block Agreement.

         The Company recorded net income of approximately $1,348,000 for the six months ended June 30, 1997, compared to a net loss of approximately $5,409,000 for the six months ended June 30, 1996, representing a 125% increase. The net income was primarily the result of the receipt of the payment of $7,000,000 from Block.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had cash and cash equivalents of approximately $16,289,000, marketable securities of approximately $8,141,000 and other current assets of approximately $2,405,000, for total current assets of approximately $26,835,000. Current liabilities totaled approximately $1,566,000, which resulted in working capital of approximately $25,269,000.

         During the six months ended June 30, 1997, net cash provided by operating activities was approximately $1,132,000. This was primarily a result of the net income for the period of approximately $1,348,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

         Net cash used in investing activities was approximately $3,262,000 during the six months ended June 30, 1997, primarily as a result of the net investment in marketable securities during the period and the acquisition of property, plant and equipment.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $1,040,000 for property, plant and equipment and leasehold improvements, and approximately $81,000 for patent development in the six month period ending June 30, 1997. The Company expects its capital expenditures to approximate $1,800,000 for the year ended December 31, 1997, the remainder will be primarily used to complete the manufacturing facility.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the Shareholders of the Company was held on April 27, 1997, in Fort Collins, Colorado, for the purpose of re-electing Mr. John E. Urheim, Dr. D. Walter Cohen, Dr. Jere E. Goyan and Dr. R. Bruce Merrifield to the Board of Directors as Class A directors, approving the Company's 1997 Employee Stock Purchase Plan, approving an amendment to the Company's Amended and Restated Performance Stock Option Plan and ratifying the appointment of the Company's independent auditors.

         The following votes were cast by the Shareholders with respect to the election of directors:

                             Shares           Shares      Shares
                              Voted            Voted       Voted        Broker
                               For            Against     Abstained    Non-Votes
                             ---------        -------     ---------    ---------
Mr. John E. Urheim           8,983,535        184,233          0            0
Dr. D. Walter Cohen          8,983,410        184,358          0            0
Dr. Jere E. Goyan            8,983,535        184,233          0            0
Dr. R. Bruce Merrifield      8,983,410        184,358          0            0

         The other directors whose term continues after the meeting are Dr. G. Lee Southard, C. Rodney O'Connor, H. Stuart Campbell, William C. O'Neil, Jr. and David Bethune.

         The following votes were cast by the Shareholders with respect to the approval of the Company's 1997 Employee Stock Purchase Plan:

                               Shares           Shares      Shares
                                Voted            Voted       Voted        Broker
                                 For            Against     Abstained    Non-Votes
                              ---------         -------     ---------    ---------
                               4,273,537        419,076      160,095         0

             The following votes were cast by the Shareholders with respect to the approval of an amendment to the Company's Amended and Restated Performance Stock Option Plan:

                            Shares           Shares      Shares
                             Voted            Voted       Voted        Broker
                              For            Against     Abstained    Non-Votes
                           ---------         -------     ---------    ---------

                            3,391,863        729,069          0            0

             The following votes were cast by the Shareholders with respect to the resolution to ratify the Board of Directors' selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1997:

                            Shares           Shares      Shares
                             Voted            Voted       Voted        Broker
                              For            Against     Abstained    Non-Votes
                           ---------         -------     ---------    ---------

                           9,034,403         96,593       56,562          0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the period ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATRIX LABORATORIES, INC.
                                    (Registrant)


August 1, 1997                      By: /s/ John E. Urheim
                                       ----------------------------------------
                                       John E. Urheim
                                       Vice Chairman of the Board of
                                       Directors and Chief Executive Officer




August 1, 1997                      By: /s/ Brian G. Richmond
                                       ----------------------------------------
                                       Brian G. Richmond
                                       Corporate Controller, Assistant
                                       Secretary, and Assistant Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule