Form 10-Q
period 1997-09-30
ATRIX LABORATORIES INC
filed 1997-10-28
CIK 809875

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                                -----------------

                         Commission File Number 0-18231

                            ATRIX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                 84-1043826
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2579 MIDPOINT DRIVE FORT COLLINS, COLORADO                        80525
(Address of principal executive office)                        (Zip Code)

       Registrant's telephone number, including area code: (970) 482-5868

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

         The number of shares outstanding of the registrant's common stock as of October 22, 1997 was 11,175,909.


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS


                                                                             September 30,   December 31,
                                                                                 1997           1996
                                                                             -----------------------------
                               ASSETS                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 13,292,007    $ 18,368,472
     Restricted cash equivalents                                                     --         7,000,000
     Marketable securities, at fair value                                       8,295,264       6,040,389
     Accounts receivable, net of allowance for doubtful accounts of               984,227         681,290
         $9,355 and $10,000
     Interest receivable                                                           82,472         154,128
     Inventories                                                                  951,087         303,505
     Prepaid expenses and deposits                                                526,500         301,321
                                                                             ------------    ------------
         Total current assets                                                  24,131,557      32,849,105
                                                                             ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                              7,718,233       5,888,007
     Leasehold improvements                                                       605,107         565,608
                                                                             ------------    ------------
         Total                                                                  8,323,340       6,453,615
     Accumulated depreciation and amortization                                 (2,206,840)     (1,687,056)
                                                                             ------------    ------------
         Property, plant and equipment, net                                     6,116,500       4,766,559
                                                                             ------------    ------------

OTHER ASSETS -
     Intangible assets, net of accumulated amortization of                        994,917         847,830
          $84,934 and $69,624
                                                                             ------------    ------------
TOTAL                                                                        $ 31,242,974    $ 38,463,494
                                                                             ------------    ------------


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable - trade                                                $  1,434,977    $    933,147
     Accrued salaries and payroll taxes                                            95,899          88,868
     Short term debt                                                              452,932            --
     Other accrued liabilities                                                    114,967         155,657
     Deferred revenue                                                                --         7,002,192
                                                                             ------------    ------------
          Total current liabilities                                             2,098,775       8,179,864
                                                                             ------------    ------------

COMMITMENTS AND  CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued or outstanding
     Common stock, $.001 par value; 25,000,000 shares authorized;
          11,172,876 and 11,113,624 shares issued and outstanding                  11,173          11,114
     Additional paid-in capital                                                73,193,153      72,913,274
     Unrealized holding loss on marketable securities                             (94,846)       (152,641)
     Accumulated deficit                                                      (43,965,281)    (42,488,117)
                                                                            ------------    ------------
          Total shareholders' equity                                           29,144,199      30,283,630
                                                                             ------------    ------------
TOTAL                                                                        $ 31,242,974    $ 38,463,494
                                                                             ============    ============



                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)




REVENUE:                                  1997            1996
                                      ------------    ------------
   Sales                              $    355,203    $    163,367
   Contract revenue                        368,095         343,571
   Interest income                         314,913         421,045
   Other income (loss)                     (28,305)         37,702
                                      ------------    ------------
         Total revenue                   1,009,906         965,685
                                      ------------    ------------
EXPENSES:
    Cost of goods sold                     292,521          77,702
    Research and development
    ATRIDOX(TM)product                   1,465,679       1,025,620
    Other                                1,576,260       1,210,127
    Administrative and marketing           500,906       1,094,750
                                      ------------    ------------
         Total expenses                  3,835,366       3,408,199
                                      ------------    ------------
NET LOSS                              $ (2,825,460)   $ (2,442,514)
                                      ============    ============
NET LOSS PER COMMON SHARE             $      (0.25)   $      (0.22)
                                      ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING     11,128,756      11,083,217
                                      ============    ============








                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)



REVENUE:                                  1997            1996
                                      ------------    ------------
   Sales                              $  1,108,871    $    283,328
   Contract revenue                        656,635         745,142
   Sale of marketing rights              7,100,000            --
   Interest income                       1,108,632         858,594
   Other income (loss)                     (14,954)         74,135
                                      ------------    ------------
         Total revenue                   9,959,184       1,961,199
                                      ------------    ------------
EXPENSES:

    Cost of goods sold                     867,061         165,316
    Research and development
      o ATRIDOX(TM) product              4,376,405       3,813,512
      o Other                            4,610,255       3,578,008
    Administrative and marketing         1,582,627       2,256,266
                                      ------------    ------------
         Total expenses                 11,436,348       9,813,102
                                      ------------    ------------
NET LOSS                              $ (1,477,164)   $ (7,851,903)
                                      ============    ============
NET LOSS PER COMMON SHARE             $      (0.13)   $      (0.80)
                                      ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING     11,119,312       9,832,847
                                      ============    ============




                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)



                                                                                Net
                                                              Additional      Unrealized                       Total
                                       Common Stock            Paid-in         Holding      Accumulated     Shareholders'
                                  Shares         Amount        Capital          Loss          Deficit          Equity
                                ------------  ------------   ------------   ------------    ------------    -------------
BALANCE, December 31, 1996       11,113,624   $     11,114   $ 72,913,274   $   (152,641)   $(42,488,117)   $ 30,283,630
Exercise of stock options            59,252             59        279,879           --              --           279,938
Unrealized holding gain                --             --             --           57,795            --            57,795
Net loss for the period                --             --             --             --        (1,477,164)     (1,477,164)
                                 ----------   ------------   ------------   ------------    ------------    ------------
BALANCE,  September 30, 1997     11,172,876   $     11,173   $ 73,193,153   $    (94,846)   $(43,965,281)   $ 29,144,199
                                 ==========   ============   ============   ============    ============    ============




                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                                                      1997            1996
                                                                                  ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $ (1,477,164)   $ (7,851,903) 1
  Adjustments to reconcile net loss to net cash (used in) operating activities:
        Depreciation                                                                   568,970         386,680
        Amortization                                                                    18,687          52,848
        Gain on sale of marketable securities                                             --           (36,419)
        (Gain)/loss on sale of property, plant and equipment                            28,104         (32,272)
        Write-off of obsolete patents                                                     --             4,942
  Net changes in current assets and liabilities:
        Restricted cash equivalents                                                  7,000,000            --
        Accounts receivable                                                           (302,936)       (370,189)
        Interest receivable                                                             71,656          57,868
        Inventories                                                                   (647,582)       (135,140)
        Prepaid expenses and deposits                                                 (225,179)        (46,890)
        Accounts payable - trade                                                       501,830        (872,415)
        Accrued salaries and payroll taxes                                               7,031           8,018
        Short term debt                                                                452,932            --
        Other accrued liabilities                                                      (40,690)          3,872
        Deferred revenue                                                            (7,002,192)           --
                                                                                  ------------    ------------
               Net cash used in operating activities                                (1,046,533)     (8,831,000)
                                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                                (1,913,372)     (4,021,236)
        Acquisition of leasehold improvements                                          (39,499)        (39,403)
        Investments in intangible assets                                              (162,398)       (119,134)
        Proceeds from sale of equipment                                                  5,856         167,560
        Proceeds from sale of marketable securities                                       --         4,070,501
        Proceeds from maturities of marketable securities                              991,127       1,000,000
        Investment in marketable securities                                         (3,191,584)       (174,122)
                                                                                  ------------    ------------
               Net cash (used in) provided by investing activities                  (4,309,870)        884,166
                                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock and exercise of stock options           279,938      28,305,728
                                                                                  ------------    ------------
               Net cash provided by financing activities                               279,938      28,305,728
                                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (5,076,465)     20,358,894
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      18,368,472         925,487
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 13,292,007    $ 21,284,381
                                                                                  ============    ============



                        See notes to financial statements

                                                        ATRIX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Generally, SFAS 130 establishes standards for reporting and display of comprehensive income in financial statements. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The statement divides comprehensive income into net income and other comprehensive income. Items included in other comprehensive income shall be classified separately based on their nature and include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses in certain investments in debt and equity securities. The total of other comprehensive income for a period shall be transferred to a component of equity that is accumulated and displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for periods beginning after December 15, 1997, and will require reclassification of all prior periods presented in the financial statements. The Company does not expect the adoption of SFAS 130 to materially effect its financial statement presentation.

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories at are as follows:


                       September 30,   December 31,
                            1997           1996
                       -------------   ------------
Raw Materials           $688,676          $228,533
Work in Process          150,474            13,435
Finished Goods           111,937            61,537
                        --------          --------
                        $951,087          $303,505
                        ========          ========


NOTE 3.  BLOCK DRUG COMPANY AGREEMENT

         On December 17, 1996, the Company entered into an agreement (the "Block Agreement") with Block Drug Company ("Block"). Under the terms of the Block Agreement, Block acquired the North American and certain European marketing rights to the Company's first three products for the treatment of periodontal disease. The Company received an advance payment of $7,000,000 for the sale of the marketing rights to the ATRISORB(R)GTR Barrier. The funds were deposited in an escrow account until February 1, 1997, at which time substantially all of the initial services required by the Block agreement were performed. The $7,000,000 was initially included in restricted cash equivalents as of December 31, 1996 and was recognized as revenue from the sale of marketing rights during the three months ended March 31, 1997.

NOTE 4.  CREDIT AGREEMENT

In August 1997, the Company closed on a line of credit agreement with a bank. Under the terms of the line of credit, the Company may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate. As of September 30, 1997, the Company has borrowed $452,932 under this agreement.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 1996

         The Company had revenue from product sales of approximately $355,000 during the three months ended September 30, 1997 compared to approximately $163,000 for the three months ended September 30, 1996, representing a 118% increase. The increase is primarily due to the increased sales of the ATRISORB(R)GTR Barrier in the United States as a result of the Block Agreement. The Company expects to receive additional future revenue upon the achievement of certain milestones which, under the Block Agreement, result in substantial payments. Additionally, the Company anticipates to receive increased royalties from Block as sales of the ATRISORB(R)GTR Barrier product increase.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $368,000 for the three months ended September 30, 1997, compared to approximately $344,000 for the three months ended September 30, 1996.

         Interest income for the three months ended September 30, 1997, was approximately $315,000 compared to approximately $421,000 for the three months ended September 30, 1996, representing a 25% decrease. Interest income decreased due to a reduction in principal investments resulting primarily from increased capital investment in manufacturing facilities and equipment as well as normal operating expenses. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Cost of goods sold recorded for the three months ended September 30, 1997 was approximately $293,000 compared to approximately $78,000 for the period ended September 30, 1996. The increase is primarily due to increased sales of the ATRISORB(R)GTR Barrier in the United States as a result of the Block Agreement.

         Research and development expenses - ATRIDOX(TM)product for the three months ended September 30, 1997, were approximately $1,466,000 compared to approximately $1,026,000 for the three months ended September 30, 1996, representing a 43% increase. This increase was primarily the result of additional spending on new product development.

         Other research and development expenses, which included activities for the ATRISORB(R) Barrier and other research activities for the three months ended September 30, 1997, were approximately $1,576,000 compared to approximately $1,210,000 for the three months ended September 30, 1996, representing a 30% increase. The increase was primarily a result of increased expenditures in new areas of research using the existing technology.

         Administrative and marketing expenses decreased to approximately $501,000 for the three months ended September 30, 1997, from approximately $1,095,000 for the three months ended September 30, 1996, representing an 54% decrease. The primary reason for this decrease was the reduction in sales and marketing expenses related to the ATRISORB(R)GTR Barrier product, since those functions are now performed by Block. The Company expects sales and marketing expenses to continue to decrease through 1997 as a result of the Block Agreement.

         The Company recorded a net loss of approximately $2,825,000 for the three months ended September 30, 1997, compared to a net loss of approximately $2,443,000 for the three months ended September 30, 1996, representing a 16% increase. The increased loss was primarily the result of the increase in research and development expenses.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30,1996


         The Company had revenue from product sales of approximately $1,109,000 during the nine months ended September 30, 1997 compared to approximately $283,000 for the nine months ended September 30, 1996, representing a 292% increase. The increase is primarily due to the increased sales of the ATRISORB(R)GTR Barrier in the United State as a result of the Block Agreement. The Company expects to receive additional future revenue upon the achievement of certain milestones which, under the Block Agreement, result in substantial payments. Additionally, the Company anticipates to receive increased royalties from Block as sales of the ATRISORB(R)GTR Barrier product increase.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $657,000 for the nine months ended September 30, 1997, compared to approximately $745,000 for the nine months ended September 30, 1996.

         Interest income for the nine months ended September 30, 1997, was approximately $1,109,000 compared to approximately $859,000 for the nine months ended September 30, 1996, representing an 29% increase. Interest income increased due to additions in principal investments as a result of the proceeds from a common stock offering completed in the second quarter 1996 and the $7,000,000 payment received under the Block Agreement. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Cost of goods sold recorded for the nine months ended September 30, 1997 was approximately $867,000 compared to approximately $165,000 for the period ended September 30, 1996, representing a 425% increase. The increase is primarily due to the increased sales of the ATRISORB(R)GTR Barrier in the United States as a result of the Block Agreement.

         Research and development expenses - ATRIDOX(TM)product for the nine months ended September 30, 1997, were approximately $4,376,000 compared to approximately $3,814,000 for the nine months ended September 30, 1996, representing a 15% increase. This increase was primarily the result of additional spending on new product development.

         Other research and development expenses, which included activities for the ATRISORB(R) GTR Barrier and other research activities were approximately $4,610,000 for the nine months ended September 30, 1997, compared to approximately $3,578,000 for the nine months ended September 30, 1996, representing a 29% increase. The increase was primarily a result of additional expenditures in new areas of research using the existing technology.

         Administrative and marketing expenses decreased to approximately $1,583,000 for the nine months ended September 30, 1997, from approximately $2,256,000 for the nine months ended September 30, 1996, representing a 30% decrease. The primary reason for this decrease was the reduction in sales and marketing expenses related to the ATRISORB(R)GTR Barrier product, since those functions are currently performed by Block. The Company expects sales and marketing expenses to continue to decrease through 1997 as a result of the Block Agreement.

         The Company recorded a net loss of approximately $1,477,000 for the nine months ended September 30, 1997, compared to a net loss of approximately $7,852,000 for the nine months ended September 30, 1996, representing a 81% decrease. The reduction in net loss was primarily the result of the receipt of the payment of $7,000,000 from Block.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had cash and cash equivalents of approximately $13,292,000, marketable securities of approximately $8,295,000 and other current assets of approximately $2,544,000, for total current assets of approximately $24,131,000. Current liabilities totaled approximately $2,099,000, which resulted in working capital of approximately $22,032,000.

         During the nine months ended September 30, 1997, net cash used in operating activities was approximately $1,047,000. This was primarily a result of the net loss for the period of approximately $1,477,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

         Net cash used in investing activities was approximately $4,310,000 during the nine months ended September 30, 1997, primarily as a result of the net investment in marketable securities during the period and the acquisition of property, plant and equipment for the manufacturing facility.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $1,953,000 for property, plant and equipment and leasehold improvements, and approximately $162,000 for patent development in the nine month period ended September 30, 1997. The Company expects its capital expenditures to be approximately $2,100,000 for the year ending December 31, 1997, which will be primarily used to complete the manufacturing facility.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27. Financial Data Schedule.

         (b)      Reports on Form 8-K

                  1. A Current Report on Form 8-K, dated September 22, 1997, was filed with the Securities and Exchange Commission under Item 5 regarding the decision of Block Drug Corporation to market Atridox (TM) in Canada and Atrix' pursuit of marketing opportunities for Atridox(TM) in Europe.

                  No other reports on Form 8-K were filed during the period ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ATRIX LABORATORIES, INC.
                                  (Registrant)


October 27, 1997                  By: /s/ John E. Urheim
                                     -------------------------------------------
                                     John E. Urheim
                                     Vice Chairman of the Board of Directors
                                     and Chief Executive Officer




October 27, 1997                   By: /s/ Brian G. Richmond
                                      ------------------------------------------
                                      Brian G. Richmond
                                      Corporate Controller, Assistant Secretary,
                                      and Assistant Treasurer

                                EXHIBIT INDEX



Exhibit
  No.                  Description
-------                -----------
  27            Financial Data Schedule

