Form 10-K
period 1997-12-31
ATRIX LABORATORIES INC
filed 1998-02-25
CIK 809875

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-K

              X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO ____________
                               -----------------

                         Commission File Number 0-18231

                            ATRIX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                             84-1043826
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

         2579 MIDPOINT DRIVE FORT COLLINS,COLORADO        80525
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (970) 482-5868

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

 Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X        No _____

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 23, 1998 was $176,678,703.

         The number of shares outstanding of the registrant's common stock as of February 23, 1998 was 11,307,437.

         Documents incorporated by reference:

         Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders scheduled to be held on April 26, 1998.

===============================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  Atrix Laboratories, Inc. (the "Company"), originally named Vipont Research Laboratories, Inc. was formed in August 1986 as a Delaware corporation. The Company is engaged in the research, development and commercialization of a broad range of dental, medical and veterinary products based on its proprietary sustained release biodegradable polymer drug delivery system, trade-named ATRIGEL(R).

  The Company's patented ATRIGEL(R) system is comprised of biodegradable polymer formulations that are administered as flowable compositions (e.g., solutions, gels, pastes, and putties), which solidify in situ upon contact with body fluids to form biodegradable implants. The ATRIGEL(R) system is designed to provide extended localized or systemic drug delivery in a single application, without the need for surgical implantation or removal. Depending on the intended use or the specific drug to be delivered via the ATRIGEL(R) system, the release and degradation rates of the system can be customized. The Company's business strategy is to develop and commercialize its proprietary ATRIGEL(R) system in dental, medical and veterinary applications. Key elements of the Company's business strategy are (i) to focus on the development and commercialization of periodontal products, (ii) to leverage its proprietary technology, (iii) to enhance development and commercialization efforts through third party collaborations, (iv) to expand its product portfolio through the acquisition of complementary technologies and/or products and (v) to retain manufacturing control of the Company's proprietary ATRIGEL(R) system.

  The Company currently markets the ATRISORB(R) GTR Barrier, a biodegradable film utilizing the ATRIGEL(R) system to aid in the guided tissue regeneration of a tooth's support following periodontal surgery. The Company is also developing the ATRISORB(R)-DOXY product, a second-generation guided tissue regeneration ("GTR") barrier which combines the benefits of the ATRISORB(R) GTR Barrier with the antibiotic doxycycline for improved clinical outcomes following periodontal surgery. The Company expects to initiate pivotal trials for the ATRISORB(R)-DOXY product in the first half of 1998. In the veterinary field, the Company has developed a product utilizing the ATRIGEL(R) system to treat periodontal disease in companion animals, which is being marketed by Heska Corporation ("Heska"). See "Recent Developments."

RECENT DEVELOPMENTS

 Note Offering. On November 6, 1997 the Company completed the sale of $50,000,000 aggregate principal amount of its 7% Convertible Subordinated Notes due 2004 (the "Notes"), all of which were sold in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Note Offering"). The Placement Agents for the Note Offering were NationsBanc Montgomery Securities, Inc. and SBC Warburg Dillon Read, Inc.

 The Notes were issued pursuant to the provisions of the Indenture, dated as of November 15, 1997 (the "Indenture"), by and among the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder. The Notes bear interest at the rate of 7% per annum until December 1, 2004. The Notes are convertible into common stock, $.001 par value, of the Company at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $19.00 per share subject to adjustment in certain circumstances. The payment of principal, premium, if any, interest, any Additional Amounts (as defined in the Indenture), and any other amounts payable on or in respect of the Notes by the Company are on a subordinated basis in accordance with the terms of the Indenture.

 New Drug Application. In March 1997, the Company submitted a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for its lead product ATRIDOX(TM), a minimally invasive subgingival antibiotic therapy for periodontal disease employing the ATRIGEL(R) system with the antibiotic doxycycline. The Company filed the NDA based on the results of pivotal Phase III trials involving the ATRIDOX(TM) product, which included data from 822 patients at 20 study sites across the United States. The trials demonstrated that treatment with the ATRIDOX(TM) product was superior to placebo and oral hygiene, and equivalent to scaling and root planing, a painful mechanical procedure that is the current standard treatment for periodontal disease.

  Block Drug Agreement. On December 17, 1996, the Company entered into an agreement (the "Block Agreement") with Block Drug Corporation ("Block") pursuant to which Block acquired exclusive rights to market the ATRISORB(R) GTR Barrier and the ATRISORB(R)-DOXY product, when and if approved, in North America, and the rights to market the ATRIDOX(TM) product in the United States, with an option to acquire the rights to market the ATRIDOX(TM) product in Canada and certain European countries. On September 12, 1997, Block exercised its option to market the ATRIDOX(TM) product in Canada but let its option lapse with respect to Europe. Under the Block Agreement, Block is responsible for sales and marketing for the products and will advise, consult and may financially support various aspects of the Company's dental research and development program. The Company also has the right to co-market the products if certain annual sales levels are not met. The Block Agreement provides for both milestone and royalty payments to the Company. The Block Agreement expires on a product-by-product and a country-by-country basis upon the expiration of the last applicable patent or loss of patent protection for a product in a given country. The first patent will expire in 2012. In addition, Block may terminate the Block Agreement at any time without cause upon 12-months written notice to the Company, if the Company commits a willful and material breach of the Block Agreement or if the Company ceases to manufacture or supply the product to Block pursuant to the Block Agreement. The Company may terminate the Block Agreement if Block fails to make any required payment, if Block commits a willful and material breach of the Block Agreement, if Block ceases to offer the product for distribution, or if Block markets, distributes or sells a competitive product.

  Heska Agreement. In 1995, the Company signed a supply and license agreement with Heska (the "Heska Agreement"). In connection with this agreement, the Company supplies the ATRIGEL(R) system for the treatment of periodontal disease in companion animals under an exclusive worldwide license to Heska for the right to use and sell the product for such treatments. Under the terms of the Heska Agreement, the Company will receive a fixed payment for the costs of reformulating the product for use in the treatment of companion animals, revising the Company's manufacturing processes to meet Heska's requirements and performing all testing necessary for submission to the FDA for approval. Heska also paid a one-time license fee. Heska filed a New Animal Drug Application ("NADA") with the FDA, which was approved on November 19, 1997 and commercial sales by Heska commenced in December 1997.

ATRIX TECHNOLOGY

  The Company believes the ATRIGEL(R) system addresses many of the limitations associated with traditional drug delivery technologies. Most drugs are administered orally or by injection at intermittent and frequent doses. These routes of administration are not optimal for several reasons, including difficulty in maintaining uniform drug levels over time, problems with toxicity and side effects, high costs due to frequent administration and poor patient compliance. Furthermore, innovations in biotechnology have led to an increase in the number of protein and peptide drugs under development. These therapeutics, because of their larger molecular size and susceptibility to degradation in the gastrointestinal tract, often are required to be administered by multiple injections, usually in a hospital or other clinical setting. The ATRIGEL(R) system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds. In preclinical trials, the Company has demonstrated the ability of the ATRIGEL(R) system to deliver, both systemically and locally, various proteins and peptides, including hormones and growth factors. There can be no assurance, however, that products using the ATRIGEL(R) system will be successfully developed and approved or cleared for commercial use.

  The Company believes that the ATRIGEL(R) system may provide benefits over traditional methods of drug administration such as tablets or capsules, injections and continuous infusion as a result of the following properties:


 o Safety. All current components of the ATRIGEL(R) system are biocompatible and have independently established safety and toxicity profiles. The polymers used in the system are members of a class of polymers some of which have previously been approved by the FDA for human use in other applications. The Company has also conducted toxicological studies on the ATRIGEL(R) system to develop a safety and toxicological profile.

 o Broadly Applicable. The ATRIGEL(R) system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds. The Company has demonstrated the ATRIGEL(R) system can be used to deliver proteins, peptides and other compounds that have formulation stability issues or short in-vivo half lifes.

 o Site Specific Drug Delivery. The ATRIGEL(R) system can be delivered directly to a target area, thus potentially achieving higher drug concentrations at the desired site of action and potentially minimizing systemic side effects. For example, the ATRIDOX(TM) product delivers high concentrations of the antibiotic doxycycline to periodontal pockets with minimal systemic concentrations of the drug. In preclinical models, the Company has delivered several cancer drugs directly to tumors, achieving high local concentrations of the drugs with minimal systemic toxic side-effects.

 o Systemic Drug Delivery. The ATRIGEL(R) system also can be used to provide sustained drug release into the systemic circulation for certain drugs. In these applications, for example, the entire body requires treatment, and the drug may not be active when given orally. In preclinical models, the Company has demonstrated the systemic delivery of peptides at therapeutic levels for up to 120 days from a single depot injection.

 o Customized Continuous Release and Degradation Rates. The ATRIGEL(R) system can be designed to provide continuous release of incorporated pharmaceuticals over a targeted time period so as to reduce the frequency of drug administration. In addition, the ATRIGEL(R) system can be designed to degrade over weeks, months, or even one year.

 o Biodegradability. The ATRIGEL(R) system will biodegrade and is not expected to require removal when the drug is depleted.

 o Ease of Application. The ATRIGEL(R) system can be injected or inserted as flowable compositions (e.g., solutions, gels, pastes, and putties) by means of ordinary needles and syringes, or can be sprayed or painted onto tissues.

  In addition to the delivery of drugs, the ATRIGEL(R) system without a drug has potential uses as a biomaterial for use in medical devices, in which case the ATRIGEL(R) system has all of the properties described above except those dependent on the release of a drug.

PRODUCT AND PRODUCTS UNDER DEVELOPMENT

  The following table sets forth certain information about the Company's product and products under development.

              PRODUCT                             INDICATION                         STATUS(1)
              -------                             ----------                         ---------
Periodontal Applications:
  ATRIDOX(TM)                         Antibiotic therapy for               NDA submitted March 1997.
                                      chronic periodontitis                Accepted for filing by FDA
                                                                           in June 1997.

  ATRISORB(R) GTR Barrier             Tissue regeneration                  Marketed
                                      following periodontal
                                      surgery

  ATRISORB(R)-DOXY                    Tissue regeneration and              Clinical device trial
                                      infection reduction                  expected to begin first
                                      following periodontal                half of 1998.
                                      surgery

  ATRIGEL(R) system with growth       Periodontal regeneration             Preclinical
  factors

Oncology Applications:
  ATRIGEL(R) system with              Prostate cancer                      Phase I/II trials
    leuprolide acetate                                                     expected to begin second
                                                                           half of 1998.

Orthopedic Applications:
  ATRIGEL(R) system with              Tissue and bone                      Preclinical
    growth factors                    Regeneration

Veterinary Applications:
  Heska Periodontal                   Periodontitis in                     Marketed
    Therapeutic                       companion animals                    Launched December 1997.

----------
(1) See "Government Regulation."

      PERIODONTAL APPLICATIONS


  Periodontal disease is an infection caused by plaque build up on the teeth and gums. The severity of the disease varies from the mildest cases, clinically termed gingivitis (bleeding gums) to more severe cases, clinically termed periodontitis. When gingivitis is not controlled, the disease progresses into periodontitis, a condition characterized by the progressive, chronic infection and inflammation of the gums and surrounding tissue. This chronic infection and inflammation causes destruction of a tooth's supporting structure (bone and periodontal ligament) and results in the formation of periodontal pockets (spaces between the gum and tooth). If left untreated, periodontitis will continue to progress and eventually lead to tooth loss.

  Based on published industry reports, the Company believes there are in excess of 50 million Americans with periodontal disease, and this number is increasing as a result of the increasing average age of the U.S. population. The Company believes that only a small percentage of Americans are now being treated for periodontal disease. In its early stages, progression of the disease is usually painless, allowing the condition to become advanced before treatment is sought by the patient. Periodontal disease has no known cure, and effective treatment is possible only through periodic professional intervention. The most common treatment, scaling and root planing, requires the dental professional to anesthetize the gums and then scrape away accumulated plaque and calculus above and below the gumline. For more serious cases, various forms of gum surgery are the primary treatment. The Company believes that many individuals do not seek treatment due to a number of factors including cost, pain, potential medical complications associated with current therapies, and because the disease is asymptomatic in its early stages. The Company believes, based on published industry reports, that over $6.5 billion is spent annually on the treatment of periodontal disease.

  The ATRIDOX(TM) Product. The ATRIDOX(TM) product employs the ATRIGEL(R) system and the antibiotic doxycycline to form a product designed to control the bacteria that cause periodontal disease. The ATRIDOX(TM) product is intended to add a new, minimally invasive pharmaceutical maintenance procedure to current periodontal treatment. The ATRIDOX(TM) product is administered by a periodontist or a general dentist by inserting the liquid ATRIDOX(TM) product into the periodontal pocket through a cannula. The liquid ATRIDOX(TM) product solidifies in the periodontal pocket and then biodegrades to release doxycycline over a period of seven to ten days.

  In connection with the Block Agreement, Block has the exclusive rights to market the ATRIDOX(TM) product in North America. The Company is currently considering various arrangements with respect to the marketing of the ATRIDOX(TM) product in Europe. See "-- Marketing and Sales."

  ATRISORB(R) GTR Barrier. The ATRISORB(R) GTR Barrier is a biodegradable, liquid polymer product that utilizes the ATRIGEL(R) system to aid in the regeneration of a tooth's support following osseous flap surgery or other periodontal procedures. Osseous flap surgery, a common treatment for severe cases of periodontal disease, involves cutting a flap of gum tissue to expose and debride areas not reachable by conventional scaling and root planing procedures. The Company estimates that there are currently over 2 million flap surgeries performed each year in the United States. Published research has shown that to obtain optimal healing following flap surgery, it is necessary to isolate the wound healing site from the adjacent gum tissue. The placement of a barrier that isolates the surgical site from the gum tissue has been shown to selectively facilitate growth of the periodontal ligament cells, leading to connective tissue and bone regeneration at the base of the periodontal defects.

  The ATRISORB(R) GTR Barrier is formed outside of the mouth using a sterile, single-use barrier forming kit. Once placed in the mouth over the periodontal defect, the semi-solid ATRISORB(R) GTR Barrier further solidifies upon contact with oral fluids to form a solid barrier that isolates the healing site in order to promote guided tissue regeneration. Sutures are not required to hold the barrier in place, which allows the ATRISORB(R) GTR Barrier to be placed in a shorter time relative to existing guided tissue regeneration barrier products. In addition, periodontists have the potential for treatment of multiple diseased sites in one surgical session and can form multiple barriers from a single kit, thereby reducing the inventory requirements. Since the ATRISORB(R) GTR Barrier is biodegradable, a second surgery to remove the barrier is unnecessary.

  On March 22, 1996 the Company received 510(k) premarket notification clearance from the FDA to market the ATRISORB(R) GTR Barrier in the United States. The Company received the CE Mark for the ATRISORB(R) product in December 1997, increasing from eight to seventeen countries in Europe where the product is cleared for sale. The CE Mark approval included a new in situ application technique allowing the direct placement of the liquid on bone graft material. Upon FDA approval, this technique will become available in the United States. As of December 31, 1997 the Company had received clearance to market the ATRISORB(R) GTR Barrier in 24 foreign countries, with 3 applications pending. The Company expects to market the product in additional foreign countries; however, there can be no assurance that additional regulatory approvals or clearances will be obtained.

  The Company commenced commercial sales of the ATRISORB(R) GTR Barrier in the United States in the third quarter of 1996. Under the Block Agreement, Block has the exclusive rights to market the ATRISORB(R) GTR Barrier in North America. The Company currently markets the ATRISORB(R) GTR Barrier in Europe through independent distributors and is considering various marketing arrangements at this time. See "-- Marketing and Sales" and "-- Recent Developments."

  The ATRISORB(R)-DOXY Product. The ATRISORB(R)-DOXY product is under development by the Company to address infections following periodontal surgery. It has been shown clinically that post operative infections often lead to less than optimum healing. Medicinal agents such as doxycycline can be incorporated into the ATRISORB(R) GTR Barrier, which the Company believes could provide a drug delivery capability not feasible with other barriers currently on the market. As a result, the Company believes the ATRISORB(R)-DOXY product will contribute to better healing of the surgical site. The Company expects to commence a pivotal trial of the ATRISORB(R)-DOXY product in the first half of 1998.

  If clinical trials are successful and if the ATRISORB(R)-DOXY product is approved for sale Block has the exclusive rights to market this product in North America.

  ATRIGEL(R) System with Growth Factors. The Company is currently investigating the use of the ATRIGEL(R) system with a variety of growth factors to treat periodontal defects where there exists no current effective therapy. In preclinical studies, the ATRIGEL(R) system demonstrated that certain growth factors could be delivered during periodontal osseous flap surgery to regenerate periodontal attachment in a manner superior to controls.

      ONCOLOGY APPLICATIONS

  The Company believes the ATRIGEL(R) system is well suited for the local delivery of certain anti-cancer agents and has the potential to capitalize on the potency of these drugs while diminishing the systemic side effects associated with them. The Company believes that the ATRIGEL(R) system can release active drug agents into solid tumors at higher concentrations and for extended periods of time while maintaining lower systemic levels of drug than generally can be achieved with injection or intravenous delivery.

  The Company also believes that there are a number of potential systemic cancer therapies that are compatible with the ATRIGEL(R) technology. The Company's first such systemic application for the ATRIGEL(R) system in oncology is prostate cancer.

  In 1995, the Company signed an exclusive worldwide collaboration agreement with Gensia Sicor, Inc. ("Gensia") to develop a 30-day sustained release ATRIGEL(R) formulation of leuprolide acetate, an anti-cancer agent used in the treatment of prostate cancer. Leuprolide acetate, a luteinizing hormone releasing hormone peptide, is currently marketed under the brand name Lupron(R) and worldwide sales of this product were in excess of $800 million in 1996.

  In November 1997, the Company and Gensia jointly agreed to terminate their agreement for reasons unrelated to the progress of the collaboration. As a result, the rights to develop, manufacture and market the potential product reverted back to the Company. The Company believes that the market for a reformulated product using the ATRIGEL(R) system could be substantial. Consequently, the Company is continuing its development efforts and recently completed feasibility studies to characterize the release rates of leuprolide acetate incorporated in the ATRIGEL(R) system. Based on the encouraging results of these studies, the Company expects to initiate Phase I/II trials in the second half of 1998.

     ORTHOPEDIC APPLICATIONS

  The Company is pursuing the use of its ATRIGEL(R) system to deliver tissue growth factors for a variety of product applications including the healing of bone fractures and defects, and the treatment of dermal ulcers and other soft tissue wounds. In the area of orthopedics, the Company is initially focusing on the development of the ATRIGEL(R) system for bone regeneration, and orthopedic post-operative pain.

  In 1996, the Company conducted preclinical trials which showed that a combination of tissue growth factors could be incorporated into the ATRIGEL(R) system and released at controlled rates for extended periods of time. For example, when the ATRIGEL(R) formulation containing bone growth factors was applied to a bone defect in preclinical studies, the amount of new bone formed was increased significantly over that obtained in control groups. The Company continues to evaluate a number of different growth factors. The Company expects to continue these preclinical trials to select the best factors for healing bone fractures as well as periodontal tissue regeneration.

     VETERINARY APPLICATIONS

  In 1995, the Company signed an exclusive worldwide license agreement with Heska, to develop a product to treat periodontal disease in companion animals. Under the terms of the agreement, the Company developed a subgingival therapy for periodontal disease in dogs and cats, comprised of the antibiotic doxycycline and the ATRIGEL(R) system. An NADA was approved for this product on November 19, 1997 and the product was launched in December 1997. Heska has the worldwide rights to market this product, which is manufactured exclusively by the Company.

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

  The Company anticipates incurring significant research and development expenses in the coming years as the Company continues its efforts to develop its present technologies and begins to move other products to the clinical testing stage and identifies future products for development. The Company's aggregate research and development expenses totaled approximately $9.6 million, $10.1 million and $11.5 million for calendar years 1995, 1996 and 1997, respectively. The Company expects to continue to incur substantial research and development expenses in future periods.

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

MARKETING AND SALES

  In 1996, the Company launched its first commercial product, the ATRISORB(R) GTR Barrier, in certain European countries and the United States and began to develop a marketing and sales organization to market the ATRISORB(R) GTR Barrier in the United States. On December 17, 1996, the Company entered into the Block Agreement. As a result of the Block Agreement the Company eliminated its United States marketing and sales force. On September 12, 1997, Block elected not to exercise its option to market the ATRIDOX(TM) product in Europe. Currently, the Company is evaluating various marketing alternatives, including establishing its own European sales force, entering into a marketing alliance with a major European company, establishing a series of independent dental distributors, or a combination of these approaches.

  In order to market the ATRISORB(R) GTR Barrier and future products successfully, in Europe, as well as North America for products in which Block does not have marketing rights, the Company will have to develop a sales force with significant technical expertise or enter into agreements with existing distributors or other corporate partners. There can be no assurance that the Company will be able to establish or maintain a successful direct sales organization in Europe or enter into marketing agreements with other corporate partners. In addition, there can be no assurance that there will be sufficient sales of the ATRISORB(R) GTR Barrier or future products to fund related sales and marketing expenses, many of which must be incurred before sales commence.

MANUFACTURING

  The Company has limited experience in manufacturing its products on a commercial scale. The Company recently expanded and upgraded its pilot manufacturing facility. In addition to producing supplies at pilot scale for clinical trials, this facility has been manufacturing the ATRISORB(R) GTR Barrier on commercial scale since March 1996. In July 1996, the Company purchased a 26,000 square foot commercial production facility. The Company has completed validation of the facility and relocated all manufacturing of the ATRISORB(R) GTR Barrier to that facility. The Company is currently in the process of validating the production process in its new facility for the Heska veterinary product and clinical study supplies for additional products in development. In October 1997, the FDA completed a pre-approval inspection of the new manufacturing facility and the pilot facility, solely with respect to the Heska product, and noted no major concerns. The Company is currently producing the Heska veterinary at its pilot facility pending validation. The Company is also in the process of completing such validation for the ATRIDOX(TM) product. In addition, all inspections necessary to obtain a CE Mark, including the receipt of ISO 9000 Certification, have been completed and the Company is now ISO 9001 registered and is entitled to place the CE Mark on the ATRISORB(R) product.

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

  The Company considers patent protection and proprietary position to be materially significant to its business. As of December 31, 1997, the Company maintained 16 United States patents and 13 foreign patents, and has 17 United States and 36 foreign patent applications pending. The Company's ATRIGEL(R) system, upon which the ATRISORB(R) GTR Barrier, the ATRIDOX(TM) product and all of the Company's presently anticipated future products are based, is protected by claims contained in these patents and in pending patent applications.

  Notwithstanding the Company's pursuit of patent protection, there is no assurance that others will not develop delivery systems, compositions and/or methods that infringe the Company's patent rights resulting from outright ownership or non-revocable exclusive licensure of patents which relate to the Company's delivery systems, composition and/or methods. In that event, such delivery systems, compositions and methods may compete with the Company's systems, compositions and methods and may adversely affect the operations of the Company. Further, there is no assurance that patent protection will afford adequate protection against competitors with similar systems, composition or methods, nor is there any assurance that the patents will not be infringed or circumvented by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could hamper the business of the Company. The Company also relies on its unpatented proprietary knowledge. No assurance can be given that others will not be able to develop substantially equivalent proprietary knowledge or otherwise obtain access to the Company's knowledge, or that the Company's rights under any patents will afford sufficient protection.

  In 1995, the Company registered two U.S. trademarks for use in designating its products and compositions, the ATRIGEL(R) system and ATRISORB(R) GTR Barrier. As part of the Block Agreement, the Company transferred ownership of the ATRISORB(R) and ATRIDOX(TM) trademarks in the United States and Canada to Block.

  The Company has also submitted and maintains several U.S. and numerous foreign trademark and service mark applications for registrations of its name, logo, products and compositions. The Company expects that the Trademark Office examinations of these applications will be successful and registrations granted.

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

  Products utilizing the Company's proprietary drug delivery systems are expected to compete with other products for specified indications, including drugs marketed in conventional and alternative dosage forms. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than those offered by the Company's drug delivery systems. The Company expects proprietary products approved for sale to compete primarily on the basis of product safety, efficacy, patient convenience, reliability, availability and price. There can be no assurance that product introductions or developments by others will not render the Company's expected products or technologies noncompetitive or obsolete.

GOVERNMENT REGULATION

  The research and development, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Food, Drug and Cosmetic Act ("FD&C Act") and the regulations promulgated thereunder govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval or clearance of the Company's products. Delays or rejections in obtaining regulatory approvals or clearances would adversely affect the Company's ability to commercialize any product the Company develops and the Company's ability to receive product revenues. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

      FDA REGULATION -- APPROVAL OF THERAPEUTIC PRODUCTS

  The Company's ATRIDOX(TM) product is regulated in the United States as a drug. The steps ordinarily required before a drug may be marketed in the United States include (a) preclinical and clinical studies, (b) the submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission to the FDA of an NDA, and (e) FDA approval of the application, including approval of all labeling. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period, or anytime thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization.

  Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacology and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) assess the efficacy of the drug in specific, targeted indications, (ii) assess dosage tolerance and optional dosage and (iii) identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at several study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing.

  After successful completion of the required clinical testing, generally an NDA is submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FD&C Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. If the FDA's evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, and often requiring additional testing or information. Even if regulatory approval is obtained, a marketed product and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling.

  In March 1997, the Company submitted an NDA with the FDA for the ATRIDOX(TM)

product. The Company's NDA was accepted
for filing
by the FDA in June 1997. The Company filed the NDA based on the results of pivotal Phase III trials, which were completed in May 1996 and included data from 822 patients at 20 study sites. There can be no assurance that the results of the Company's preclinical or clinical studies will demonstrate, to the FDA's satisfaction, substantial evidence that the drug is safe and effective. Additionally, because the protocol of the Phase III clinical trials required the removal of the ATRIDOX(TM) product following treatment, an additional Phase III study was conducted and the results were submitted in an amendment to the original NDA filing, which may allow the Company to seek approval of the product for use without removal. There can be no assurance that the Company will obtain approval for any use of the product. If regulatory approval of the ATRIDOX(TM) product or any other drug product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. In addition, identification of certain side effects after a drug is on the market or the occurrence of marketing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical or clinical testing and changes in labeling.

  Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, or total or partial suspension of production. In addition, noncompliance may result in the FDA's refusal to approve pending NDAs or supplements to approved NDAs, premarket approval application ("PMA") or PMA supplements and the FDA's refusal to clear 510(k)s.

      FDA REGULATION -- APPROVAL OF MEDICAL DEVICES

  The Company's ATRISORB(R) GTR Barrier product is regulated in the United States as a medical device. New medical devices are generally introduced to the market based on a premarket notification or 510(k) submission to the FDA in which the sponsor establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not required premarket approval. If the sponsor cannot demonstrate substantial equivalence, the sponsor will be required to submit a PMA, which generally requires preclinical and clinical trial data, to prove the safety and effectiveness of the device. The Company has received FDA clearance of a 510(k) for the ATRISORB(R) GTR Barrier, and is currently marketing the device in the United States.

      FDA REGULATION -- POST-APPROVAL REQUIREMENTS

  Even if regulatory clearances or approvals for the Company's products are obtained, its products and the facilities manufacturing the Company's products are subject to continued review and periodic inspection by the FDA. Each U.S. drug and device manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations if the facility manufactures drugs, and Quality System Regulations ("QSR") regulations if the facility manufactures devices. In complying with cGMP and QSR, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

  Labeling and promotional activities are regulated by the FDA. The Company must also report certain adverse events involving its drugs and devices to the FDA under regulations issued by the FDA.

      EUROPEAN REGULATION -- APPROVAL OF MEDICINAL PRODUCTS

  In 1993, legislation was adopted which established a very new and amended system for the registration of medicinal products in the European Union ("EU"). A significant purpose of this system is to prevent the existence of essentially separate national approval systems which have been a major obstacle to harmonization. One of the most significant features of this new system is the establishment of a new European Agency for the Evaluation of Medicinal Products ("EMEA"). Under this new system, marketing authorization, broadly speaking, may be submitted at either a centralized, a decentralized or a national level.

  The centralized procedure is administered by the EMEA; this procedure is mandatory for the approval of biotechnology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the EU for the grant of a single marketing authorization which is valid in all EU Member States.

  As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure, under the so-called "decentralized procedure." The decentralized procedure will be mandatory beginning in January 1, 1998. The decentralized procedure creates a new system for mutual recognition of national approvals and establishes procedures for coordinated EU action on product suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more Member States, certifying that identical dossiers are being submitted to all Member States for which recognition is sought. Within 90 days of receiving the application and assessment report, each Member State must decide whether to recognize the approval. The procedure encourages Member States to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure.

  The Company has chosen a decentralized procedure which utilizes a mutual recognition process for European regulatory filings and submitted the regulatory dossier to the Medicines Control Agency in the United Kingdom in October 1997. However, there can be no assurance that the chosen regulatory strategy will secure regulatory approvals or approvals of the applications submitted by the Company.

      EUROPEAN REGULATION -- APPROVAL OF MEDICAL DEVICES

  The Company's ATRISORB(R) GTR Barrier is regulated in Europe as a medical device. The EU has promulgated rules that require medical devices received by mid-June 1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Failure to receive the right to affix the CE Mark will prohibit a company from selling products in Member States of the EU. The Company has been certified as being in compliance with the ISO 9000 standards, one of the CE Mark certification prerequisites, and received the CE Mark for the ATRISORB(R) GTR Barrier in the December 1997.

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

  The National Institutes of Health has been requested by the Department of Health and Human Services to submit proposals for addressing potential conflicts of interest in the biomedical research sector. Although the proposal request is aimed at establishing rules to treat potential abuses in the system without imposing unnecessary burdens and disincentives, there can be no assurance that any rules adopted will not adversely affect the Company's ability to obtain research grants. Various aspects of the Company's business and operations are regulated by a number of other governmental agencies including the Occupational Safety and Health Administration and the Securities and Exchange Commission.

THIRD PARTY REIMBURSEMENT

  The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, including Blue Cross/Blue Shield plans. Governmental imposed limits on reimbursement of hospitals and other health care providers (including dental practitioners) have significantly impacted their spending budgets. Under certain government insurance programs, a health care provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers to be more selective in the purchase of medical products.

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

EMPLOYEES

  As of December 31, 1997, the Company employed 116 employees on a full-time basis and one person on a part-time basis. Of the 116 full-time employees, 102 are engaged in production, research and clinical testing and the remaining 14 are in administrative capacities. Thirteen employees have earned doctorate or advanced degrees. None of the Company's employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

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

    The Company currently obtains supplies of the polymer used in the polymer delivery system from three separate sources. Supplies of doxycycline are obtained from both domestic and foreign sources. The Company believes that, in the event that it should lose any of its suppliers of raw materials, it could locate and obtain such raw materials from other available sources without substantial adverse delay or increased expense.

ITEM 2.  PROPERTIES.

         The Company leases approximately 25,200 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires on June 1, 2003. The Company has a one time right to terminate this lease on June 1, 2000. In addition, the Company leases an additional 4,000 square feet of space at the same location for pre-clinical and initial manufacturing activities, pursuant to a lease which expires on December 1, 1999.

         The Company owns a 25,000 square foot manufacturing facility in Fort Collins which it acquired in July 1996. As part of the building acquisition, the Company acquired two acres of vacant land, directly adjacent to the building. In August 1997, the Company acquired an additional 2.7 acres for possible future development or expansion of the Company.

         The Company owns substantially all of its laboratory and manufacturing equipment, which it considers to be adequate for its research, development and testing requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's security holders through the solicitation of proxies during the fourth quarter of the Company's most recent year.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on The Nasdaq Stock Market under the symbol "ATRX." The following table sets forth, for the fiscal periods indicated, the range of high and low sales price per share of the common stock, as reported on The Nasdaq Stock Market:

                                                  High                 Low
                                                  ----                 ---
1997:

    First Quarter                               $14 1/2             $ 10 1/8

    Second Quarter                               12 1/4                9

    Third Quarter                                22 1/4                11

    Fourth Quarter                               23 7/8                12 3/8

1996:

    First Quarter                               $15 1/2             $ 6 1/4

    Second Quarter                               15 1/2               8 1/4

    Third Quarter                                12 5/8               6 7/8

    Fourth Quarter                               12 3/4               8 3/4



As of February 23, 1998, there were approximately 3,237 holders of record of the Company's common stock.

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

                                                                               Three
                             Year Ended   Year Ended  Year Ended Year Ended    Months       Year Ended
                               Dec. 31,     Dec. 31,    Dec. 31,   Dec. 31,  Ended Dec.      Sept. 30,
                                 1997       1996         1995        1994     31, 1993        1993
                          -----------------------------------------------------------------------------------------------
                                                 (In thousands, except share data)

SUMMARY OF OPERATIONS:
Total revenue                 $ 11,545    $  2,896    $  1,562    $  1,815    $    539    $  3,092

Total expenses                  15,412      14,328      14,220       7,355       1,546       6,791

Net loss                        (3,867)    (11,432)    (12,658)     (5,540)     (1,007)     (3,698)

Basic loss per common share       (.35)      (1.13)      (1.58)      (0.72)      (0.13)      (0.48)

Weighted average shares         11,134      10,147       8,002       7,741       7,721       7,695
outstanding


BALANCE SHEET DATA:

Working capital               $ 67,229    $ 24,669    $ 10,913    $ 12,616    $ 13,478    $  9,372

Total assets                    78,294      38,463      14,894      22,006      27,912      29,074

Long-term obligations           50,000          --          --          --          --          --

Shareholders' equity            26,703      30,284      12,807      21,191      26,978      28,118



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW

  Since its inception, the Company has devoted its efforts and resources primarily to research and development of dental products. The Company has sustained losses in each year of its operations and expects to continue to incur losses due to expenses for research, development, manufacturing, sales, marketing and interest on the Notes in excess of anticipated revenues. Prior to 1996, the Company received no revenue from product sales. The Block Agreement provides for potential milestone payments totaling up to $50 million to the Company over three to five years, as well as manufacturing margins and royalties on sales. As of

December 31, 1997, the Company had received approximately $7.1 million in milestone payments from Block.

  The Company anticipates that expenses for the year ending December 31, 1998 will increase as a result of increasing costs for product development, preclinical and clinical testing, regulatory affairs, manufacturing, commercial distribution activities, and general and administrative activities associated with the ATRIDOX(TM) product and the ATRISORB(R) GTR Barrier.

  At December 31, 1997 the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $43 million. These carryforwards will expire through 2011. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986, as amended.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996

  The Company had revenue from product sales of approximately $1,895,000 for the year ended December 31, 1997 compared to approximately $636,000 for the year ended December 31, 1996, representing a 198% increase. The increase is primarily due to the increased sales of the ATRISORB(R) GTR Barrier in the United States as a result of the Block Agreement and a new product released in the fourth quarter of 1997 and marketed by Heska.

  Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $854,000 for the year ended December 31, 1997, compared to approximately $1,004,000 for the year ended December 31, 1996, representing a 15% decrease. The decrease is primarily due to the completion of several research contracts during 1996.

  Sale of marketing rights represents milestone revenue the Company received pursuant to the Block Agreement during the year ended December 31, 1997. There was no revenue from sale of marketing rights payments in 1996. The Company expects to receive additional future revenue upon the achievement of other milestones under the Block Agreement, which could result in substantial payments.

  Interest income for the year ended December 31, 1997 was approximately $1,726,000 compared to approximately $1,204,000 for the year ended December 31, 1996, representing a 43% increase. Interest income increased due to additions in principal investments as a result of the proceeds from the Note Offering completed in the fourth quarter of 1997 and the $7,000,000 payment received under the Block Agreement. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts and commercial paper to fund the Company's short-term operations.

  Cost of goods sold was approximately $1,533,000 for the year ended December 31, 1997 compared to approximately $364,000 for the period ended December 31, 1996, representing a 321% increase. The increase is primarily due to the increased sales of the ATRISORB(R) GTR Barrier in the United States as a result of the Block Agreement and sales of a new product released in the fourth quarter of 1997 and marketed by Heska.

  Other research and development expenses, which included activities for the ATRISORB(R) GTR Barrier and other research activities, were approximately $6,089,000 for the year ended December 31, 1997 compared to approximately $4,824,000 for the year ended December 31, 1996, representing a 26% increase. The increase was primarily a result of additional expenditures in new areas of research using the Company's existing technology.

  Administrative and marketing expenses were approximately $2,334,000 for the year ended December 31, 1997 compared to approximately $3,872,000 for the year ended December 31, 1996, representing a 40% decrease. The primary reason for this decrease was the termination of the Company's sales and marketing expenses related to the ATRISORB(R) GTR Barrier, since Block markets the product.

  The Company recorded a net loss of approximately $3,867,000 for the year ended December 31, 1997 compared to a net loss of approximately $11,432,000 for the year ended December 31, 1996, representing a 66% decrease. The reduction in net loss was primarily the result of the receipt of the payment of $7,000,000 from Block.

Years Ended December 31, 1996 and 1995

  Total revenue for the year ended December 31, 1996 was approximately $2,896,000 compared to approximately $1,562,000 for the year ended December 31, 1995, representing an 85% increase. The increase in total revenue was primarily due to increases in sales, contract revenue and interest income.

  The Company had sales of approximately $636,000 during the year ended December 31, 1996, primarily representing sales of the ATRISORB(R) GTR Barrier during 1996. The Company had no product sales during 1995.

  Contract revenue was approximately $1,004,000 for the year ended December 31, 1996 compared to approximately $580,000 for the year ended December 31, 1995, representing a 73% increase. Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system. The increased revenues are primarily due to the Company being awarded two federal research grants during 1996.

  Interest income for the year ended December 31, 1996 was approximately $1,204,000 compared to approximately $987,000 for the year ended December 31, 1995, representing a 22% increase. The increase in interest income was due to an increase in principal investments during 1996 as a result of the receipt of approximately $27,844,000 in proceeds from the Company's common stock offering completed in May 1996.

  Cost of goods sold of $364,000 for the year ended December 31, 1996 was primarily associated with the launch of the Company's first dental product, the ATRISORB(R) GTR Barrier, in the United States and certain European countries. The Company did not record cost of goods sold for the year ended December 31, 1995.

  Research and development -- ATRIDOX(TM) product expenses for the year ended December 31, 1996 were approximately $5,268,000 compared to approximately $5,684,000 for the year ended December 31, 1995, representing a 7% decrease due to the completion of Phase III clinical trials on the ATRIDOX(TM) product in May 1996.

  Other research and development expenses, which included activities for the ATRISORB(R) GTR Barrier and other research activities, for the year ended December 31, 1996 were approximately $4,824,000 for the year ended December 31, 1996 compared to approximately $3,905,000 for the year ended December 31, 1995, representing a 24% increase. The increase was primarily a result of hiring additional personnel in the Manufacturing and Quality Assurance/Quality Control departments and expenses related to federal grants received in 1996.

  Administrative and marketing expenses were approximately $3,872,000 for the year ended December 31, 1996 compared to $830,000 for the year ended December 31, 1995, representing a 367% increase. The primary reasons for this increase were expenses related to the initiation of marketing and sales efforts related to the ATRISORB(R) GTR Barrier. This expense is expected to decrease in future years as a result of the signing of the Block Agreement.

  During 1996, the Company recorded a one-time non-cash charge of approximately $585,000 for compensation expense associated with the cancellation of certain employee incentive stock options with a five year term and the issuance of new non-qualified stock options which extended the term to ten years.

  The Company recorded a net loss of approximately $11,432,000 for the year ended December 31, 1996 compared to a net loss of $12,658,000 for the year ended December 31, 1995, representing a 10% decrease. However, exclusive of a one-time charge of approximately $3,802,000 associated with the acquisition of Vipont Royalty Income Fund, Ltd. (the "Acquisition"), the prior year loss would be approximately $8,856,000. Therefore, the loss for the year ended December 31, 1996 actually represents a 29% increase over the year ended December 31, 1995. The increased loss was primarily due to expenses associated with the commencement of marketing and manufacturing activities related to the ATRISORB(R) GTR Barrier.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997, the Company had cash and cash equivalents of approximately $15,186,000, marketable securities of approximately $50,234,000 and other current assets of approximately $3,400,000, for total current assets of approximately $68,819,000. Current liabilities totaled approximately $1,591,000, which resulted in working capital of approximately $67,229,000.

  In August 1997, the Company established a $1,000,000 line of credit with a bank. Borrowings under the line bear interest at the prime rate. As of December 31, 1997, there were no borrowings outstanding under this agreement.

  In November 1997, the Company issued $50,000,000 of convertible subordinated notes. These notes carry an interest rate of 7% and are due in 2004. The notes are convertible, at the option of the holder, into common stock, at any time prior to maturity, unless previously redeemed or repurchased. The notes are convertible, at the option of the Company, after three years from the date of issue. The conversion price is set at $19.00 per share.

  During the year ended December 31, 1997, net cash used in operating activities was approximately $4,514,000. This was primarily a result of the net loss for the period of approximately $3,867,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

  Net cash used in investing activities was approximately $47,063,000 during the year ended December 31, 1997, primarily as a result of the net investment in marketable securities during the period and the acquisition of property, plant and equipment for the manufacturing facility.

  The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval and clearance applications, the development of the Company's commercial manufacturing facilities, including the expansion or possible construction of an administrative and laboratory facility on land adjacent to its manufacturing facility, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved or cleared. The Company expended approximately $2,663,000 for property, plant and equipment and leasehold improvements, and approximately $204,000 for patent development in the year ended December 31, 1997.

     Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations. The Company is evaluating the Year 2000 issue as it relates to the Company's internal computer systems and third party computer systems with which the Company interacts. The Company expects to incur internal staff costs as well as consulting and other expenses related to these issues; these costs will be expensed as incurred. In addition, the appropriate course of action may include replacement or an upgrade of certain systems or equipment at a substantial cost to the Company. There can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. The Company may incur significant costs in resolving its Year 2000 issues, however, the Company believes this issue will not have a significant adverse impact on the Company's operations.

  The Company expects to continue to incur substantial expenditures for research and development, testing, regulatory compliance and to hire additional management, scientific, manufacturing and administrative personnel. The Company will also continue to expend a significant amount of funds in its ongoing clinical studies. These expenses will be partially offset by a decrease in sales and marketing expenses as a result of the Block Agreement and potential fees and royalties. Further, the Company expects to continue to incur operating losses for the foreseeable future. Depending on the results of the Company's research and development activities, the Company may determine to accelerate or expand its efforts in one or more of its proposed areas and may therefore require additional funds earlier than presently anticipated. Management believes that the proceeds of the Note Offering, together with existing cash resources, will be sufficient to fund its operations through 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 1998 regarding directors and officers of the Company and compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 1998 regarding executive compensation is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 1998 regarding security ownership of certain beneficial owners and management is hereby incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 1998 regarding certain relationships and related transactions is hereby incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents of the Company are filed as part of this Report:

                  1.       Financial Statements

                           Independent Auditors' Report
                           Balance Sheets - December 31, 1997 and 1996
                           Statements of Operations - Years Ended December 31,
                             1997, 1996 and 1995
                           Statements of Changes in Shareholders' Equity -
                             Years Ended December 31, 1997, 1996 and 1995
                           Statements of Cash Flows - Years Ended December 31,
                             1997, 1996 and  1995
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

                     10.2  Amendment No. 3 and Restatement of Master Technology
                              Transfer Agreement between Registrant and Vipont Pharmaceutical, Inc.(2)

                     10.3  Incentive Stock Option Agreement(2)

                     10.4  Agreement between Registrant and Vipont
                              Pharmaceutical, Inc.(2)

                     10.5  Termination Agreement dated September 27, 1995
                              between Registrant and Atrix, L.P.(4)

                     10.6  Lease Agreement dated May 11, 1991 between the
                              Registrant and GB Ventures(3)

                     10.7  Agreement dated December 16, 1996 between the
                              Registrant and Block Drug Corporation(5)

                     10.8  Indenture, dated November 15, 1997, by and among
                             the Registrant and State Street Bank and Trust company of California, N.A., as trustee thereunder(6)

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

(4)Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission.

(5) Incorporated by reference to Registrant's Current Report on
Form 8-K dated December 16, 1996, as filed with the Securities and Exchange Commission.

(6) Incorporated by reference to Registrant's Current Report on
Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.

* Filed herewith.

         (b)      Reports on Form 8-K:

                  1. Current Report on Form 8-K, dated September 22, 1997, was filed with the Securities and Exchange Commission under Item 5 regarding the decision of Block Drug Corporation to market Atridox(TM) in Canada and Atrix' pursuit of marketing opportunities for Atridox(TM) in Europe.

                  2. Current Report on Form 8-K dated November 24, 1997, was filed with the Securities and Exchange Commission under Item 5 regarding the issuance of $50,000,000 of 7% convertible subordinated notes.

                  No other reports on Form 8-K were filed during the three month period ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ATRIX LABORATORIES, INC.
                                         (Registrant)
                                         By:     /s/     John E. Urheim
                                                 ------------------------------
                                                 John E. Urheim
                                                 Vice Chairman of the Board and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ David R. Bethune                   Director
---------------------------------------
David R. Bethune

 /s/ H. Stuart Campbell                  Director
---------------------------------------
H. Stuart Campbell

 /s/ Dr. D. Walter Cohen                 Director
---------------------------------------
Dr. D. Walter Cohen

 /s/ Dr. Charles P. Cox                  Vice President of New Business
---------------------------------------
Dr. Charles P. Cox                       Development

 /s/ Michael R. Duncan                   Vice President of Manufacturing
---------------------------------------
Michael R. Duncan

 /s/ Dr. Richard L. Dunn                 Vice President of Drug Delivery
---------------------------------------
Dr. Richard L. Dunn                      Research

 /s/ Dr. J. Steven Garrett               Vice President of Dental Clinical
---------------------------------------
Dr. J. Steven Garrett                    Research

 /s/ Elaine M. Gazdeck                   Vice President of Regulatory
---------------------------------------
Elaine M. Gazdeck                        Affairs & Quality Assurance

 /s/ Dr. Jere E. Goyan                   Director
---------------------------------------
Dr. Jere E. Goyan

 /s/ Dr. R. Bruce Merrifield             Director
---------------------------------------
Dr. R. Bruce Merrifield

 /s/ C. Rodney O'Connor                  Director
---------------------------------------
C. Rodney O'Connor

 /s/ William C. O'Neil, Jr.              Chairman of the Board of
---------------------------------------
William C. O'Neil, Jr.                   Directors

 /s/ Rees M. Orland                      Vice President of Marketing and
---------------------------------------
Rees M. Orland                           Sales

 /s/ Brian G. Richmond                   Vice President of Finance and
---------------------------------------
Brian G. Richmond                        Assistant Secretary

 /s/ Dr. G. Lee Southard                 President, Chief Scientific
---------------------------------------
Dr. G. Lee Southard                      Officer and Director

 /s/ John E. Urheim                      Vice Chairman of the Board of
---------------------------------------
John E. Urheim                           Directors and Chief Executive
                                         Officer



                           FINANCIAL STATEMENT INDEX
                                                                                                      Page
                                                                                                      ----
INDEPENDENT AUDITORS' REPORT                                                                           F-2

FINANCIAL STATEMENTS:
  Balance Sheets - December 31, 1997 and 1996                                                          F-3

  Statements of Operations - Years Ended December 31, 1997,
    1996 and 1995                                                                                      F-4

  Statements of Changes in Shareholders' Equity - Years Ended
    December 31, 1997, 1996 and 1995                                                                   F-5

  Statements of Cash Flows - Years Ended December 31, 1997,
   1996 and 1995                                                                                       F-6

NOTES TO THE FINANCIAL STATEMENTS                                                                      F-7- F-17



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  Atrix Laboratories, Inc.
Fort Collins, Colorado


         We have audited the accompanying balance sheets of Atrix Laboratories, Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Denver, Colorado
February 6, 1998


                                                   ATRIX LABORATORIES, INC.
                                                        BALANCE SHEETS

                                                            ASSETS
                                                                                    December 31,    December 31,
                                                                                        1997             1996
                                                                                    -----------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 15,185,841    $ 18,368,472
     Restricted cash equivalents                                                              --       7,000,000
     Marketable securities, at fair value                                             50,233,553       6,040,389
     Accounts receivable, net of allowance for doubtful accounts
         of $111,479 and $10,000                                                       1,553,427         681,290
     Interest receivable                                                                 340,346         154,128
     Inventories                                                                       1,309,519         303,505
     Prepaid expenses and deposits                                                       196,574         301,321
                                                                                    ------------    ------------
             Total current assets                                                     68,819,260      32,849,105
                                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                                     8,332,671       5,888,007
     Leasehold improvements                                                              605,107         565,608
                                                                                    ------------    ------------
         Total                                                                         8,937,778       6,453,615
Accumulated depreciation and amortization                                             (2,381,908)     (1,687,056)
                                                                                    ------------    ------------
Property, plant and equipment, net                                                     6,555,870       4,766,559
                                                                                    ------------    ------------

OTHER ASSETS:
     Intangible assets, net of accumulated
         amortization of $96,355 and $69,624                                           1,024,953         847,830
     Deferred finance costs, net of accumulated
         amortization of $22,814 and $0                                                1,893,576              --
                                                                                    ------------    ------------
             Total other assets                                                        2,918,529         847,830
                                                                                    ------------    ------------

TOTAL                                                                               $ 78,293,659    $ 38,463,494
                                                                                    ============    ============


                                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                       $  1,052,362    $    933,147
     Interest payable                                                                    287,671              --

     Accrued salaries and payroll taxes                                                  155,200          88,868
     Other accrued liabilities                                                            95,508         155,657
     Deferred revenue                                                                         --       7,002,192
                                                                                    ------------    ------------
             Total current liabilities                                                 1,590,741       8,179,864

                                                                                    ------------    ------------
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                50,000,000              --

                                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding
     Common stock, $.001 par value; 25,000,000
         shares authorized; 11,177,261 and 11,113,624 shares
         issued and outstanding                                                           11,177          11,114
     Additional paid-in capital                                                       73,224,442      72,913,274
     Unrealized holding loss on marketable securities                                   (177,867)       (152,641)
     Accumulated deficit                                                             (46,354,834)    (42,488,117)
                                                                                    ------------    ------------
             Total shareholders' equity                                               26,702,918      30,283,630

                                                                                    ------------    ------------
TOTAL                                                                               $ 78,293,659    $ 38,463,494
                                                                                    ============    ============



                                             See notes to the financial statements




                            ATRIX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS


                                               Year Ended       Year Ended       Year Ended
                                               December 31,     December 31,     December 31,
                                                  1997             1996            1995
                                             -------------------------------------------------
REVENUE:
   Sales                                     $  1,895,179    $    635,517    $         --
   Contract revenue                               854,081       1,004,201         580,164
   Sale of marketing rights                     7,100,000              --              --
   Interest income                              1,725,838       1,204,352         986,995
   Gains (losses) & other income, net             (29,797)         51,455          (4,895)


                                             -------------------------------------------------

   Total revenue                               11,545,301       2,895,525       1,562,264
                                             -------------------------------------------------


EXPENSES:
    Cost of goods sold                          1,533,441         363,517              --
    Research and development
       - ATRIDOX(TM) product                    5,455,693       5,268,070       5,683,805
       - Other                                  6,088,900       4,823,666       3,904,730
    Administrative and marketing                2,333,984       3,872,425         829,509
    Acquisition of rights                              --              --       3,802,491
                                             -------------------------------------------------
   Total expenses                              15,412,018      14,327,678      14,220,535
                                             -------------------------------------------------

NET LOSS                                     $ (3,866,717)   $(11,432,153)   $(12,658,271)
                                             =================================================

BASIC LOSS PER COMMON SHARE                  $       (.35)   $      (1.13)   $      (1.58)
                                             =================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                               11,133,669      10,146,703       8,001,985
                                             =================================================

                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                           Common Stock            Additional       Unrealized                     Total
                                                                    Paid-in        Holding Gain   Accumulated   Shareholders'
                                                                    Capital           (Loss)        Deficit        Equity
                                       Shares         Amount
                                 --------------------------------------------------------------------------------------------
BALANCE,

DECEMBER 31, 1994                      7,743,078   $      7,743   $ 39,977,455   $   (396,965)   $(18,397,693)   $ 21,190,540

Exercise of stock options                139,350            139        391,611             --              --         391,750

Acquisition of rights                    550,868            551      3,520,407             --              --       3,520,958

Unrealized holding gain                       --             --             --        361,789              --         361,789

Net loss                                      --             --             --             --     (12,658,271)    (12,658,271)
                                 --------------------------------------------------------------------------------------------

BALANCE,

DECEMBER 31, 1995                      8,433,296          8,433     43,889,473        (35,176)    (31,055,964)     12,806,766

Exercise of stock options                 92,828             93        597,824             --              --         597,917

Issuance of common stock for cash      2,587,500          2,588     27,841,389             --              --      27,843,977

Unrealized holding loss                       --             --             --       (117,465)             --        (117,465)

Compensation-stock options                    --             --        584,588             --              --         584,588

Net loss                                      --             --             --             --     (11,432,153)    (11,432,153)
                                 --------------------------------------------------------------------------------------------

BALANCE,

DECEMBER 31, 1996                     11,113,624         11,114     72,913,274       (152,641)    (42,488,117)     30,283,630

Exercise of stock options                 63,637             63        311,168             --              --         311,231

Unrealized holding loss                       --             --             --        (25,226)             --         (25,226)

Net loss                                      --             --             --             --      (3,866,717)     (3,866,717)
                                 --------------------------------------------------------------------------------------------

BALANCE,

DECEMBER 31, 1997                     11,177,261   $     11,177   $ 73,224,442   $   (177,867)   $(46,354,834)   $ 26,702,918
                                 --------------------------------------------------------------------------------------------



                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 Year Ended       Year Ended         Year Ended
                                                              December 31, 1997 December 31, 1996 December 31, 1995
                                                            -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (3,866,717)   $(11,432,153)   $(12,658,271)
     Adjustments to reconcile net loss to net cash used in
operating activities:
        Depreciation and amortization                                 765,735         554,595         369,663
        Loss (gain) on sale of equipment                               76,889          (3,017)             --
        Amortization of intangible assets                              26,731          17,384          15,175
        Amortization of bond premiums                                   8,919          39,239         241,623
        Amortization of deferred finance costs                         22,814              --              --
        Loss (gain) on sale of marketable securities                       --         (36,419)          4,895
        Write-off of patents                                               --          29,579           5,506
        Acquisition of rights through issuance of common stock             --              --       3,520,958
        Compensation -  stock options                                      --         584,588              --
     Changes in operating assets and liabilities:
        Restricted cash equivalents                                 7,000,000      (7,000,000)             --
        Accounts receivable                                          (872,137)       (490,625)        (97,196)
        Interest receivable                                          (186,218)        (41,825)         28,545
        Inventories                                                (1,006,014)       (101,241)       (202,264)
        Prepaid expenses and deposits                                 104,747         271,430        (453,649)
        Accounts payable - trade                                      119,215        (929,703)      1,381,583
        Interest payable                                              287,671               0               0
        Accrued salaries and payroll taxes                             66,332          16,669           9,199
        Other accrued liabilities                                     (60,149)          3,549         (43,707)
        Deferred revenue                                           (7,002,192)      7,002,192         (75,000)
                                                                 ------------    ------------    ------------
          Net cash used in operating activities                    (4,514,374)    (11,515,758)     (7,952,940)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                  (2,623,291)     (4,293,064)       (577,342)
     Acquisition of leasehold improvements                            (39,499)        (59,418)       (137,339)
     Investment in intangible assets                                 (203,854)       (220,677)       (167,157)
     Proceeds from sale of property, plant and equipment               30,855         253,835              --
     Proceeds from maturity of marketable securities                2,025,000       1,000,000       5,185,800
     Proceeds from sale of marketable securities                           --       4,070,501       2,533,283
     Investment in marketable securities                          (46,252,309)       (234,328)       (230,843)
                                                                 ------------    ------------    ------------
          Net cash (used in) provided by investing activities     (47,063,098)        516,849       6,606,402
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and exercise of           311,231      28,441,894         391,750
     stock options
     Proceeds from issuance of convertible subordinated notes      50,000,000              --              --
     Payment of finance costs                                      (1,916,390)
                                                                 ------------    ------------    ------------
          Net cash provided by financing activities                48,394,841      28,441,894         391,750
                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (3,182,631)     17,442,985        (954,788)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     18,368,472         925,487       1,880,275
                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 15,185,841    $ 18,368,472    $    925,487
                                                                 ============    ============    ============


                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.

                       NOTES TO THE FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Atrix Laboratories, Inc. (the "Company") was incorporated in 1986. The Company is engaged in research, development and commercialization of a broad range of dental, medical and veterinary products based on its proprietary sustained release biodegradable polymer drug delivery system, trade-named ATRIGEL(R). The Company commenced sales of its first product, the ATRISORB(R) GTR Barrier in both the United States and Europe during 1996. The majority of its other products are in either the research, development, or clinical stage.

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

INVENTORIES

  Inventories are stated at the lower of cost, determined by the first-in, first out method, or market. The components of inventories as of December 31, 1997 and 1996, are as follows:

                                                                   DECEMBER 31,        DECEMBER 31,
                                                                      1997                1996
                                                                      ----                ----


Raw Materials..........................................             $  563,503          $ 228,533
Work In Progress.......................................                500,198             13,435
Finished Goods.........................................                245,818             61,537
                                                                     ---------          ---------
                                                                    $1,309,519          $ 303,505
                                                                    ==========          =========


PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over the term of the related lease.

  Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. Repairs and maintenance expense was $198,856, $93,072 and $83,106 for the years ended December 31, 1997, 1996 and 1995 respectively.

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

VALUATION OF LONG-LIVED ASSETS

     The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining fair value based on future net cash flows for the use of the asset and for the measurement of the impairment loss. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met.

DEFERRED FINANCE COSTS

     Costs associated with the issuance of the 7% convertible subordinated notes are deferred and are being amortized on a straight-line basis over the seven-year term of the notes.

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

LOSS PER COMMON SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the current year. SFAS No. 128 requires dual presentation of basic, which excludes dilution, and diluted earnings per share for all entities with complex capital structures. Adoption of the new standard had no effect on the financial statements.

  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. The computation of diluted loss per share was antidilutive in each of the periods presented; therefore, the amount reported for basic and diluted loss per share are the same.

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


STOCK OPTION PLANS

  The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation to non-employees using a fair value based method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax liability computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is required to adopt SFAS No. 130 in fiscal year 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not yet determined the impact of adopting SFAS No. 130 on its financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not determined whether the adoption of SFAS No. 131 will have a material impact on current financial statement disclosures.

RECLASSIFICATIONS

  Certain amounts have been reclassified to conform with the current presentation.

2. MARKETABLE SECURITIES

  As of December 31, 1997 marketable securities consist of the following:

                                                                             NUMBER OF SHARES/                ESTIMATED
                                                                             PRINCIPAL AMOUNT       COST      FAIR VALUE
                                                                             ----------------       ----      ----------
U.S. Government and Agency Bond Funds
  Thornburg Fund .............................................................        40,815   $   515,338   $   504,059
  Pimco Fund .................................................................       364,087     3,992,860     3,859,326
                                                                                 -----------   -----------   -----------
          Total ..............................................................       404,902     4,508,198     4,363,385
U.S. Government and Agency Bonds .............................................    42,000,000    42,014,235    41,981,180
Commercial Paper-6 month maturity ............................................     4,000,000     3,888,988     3,888,988
                                                                                 -----------   -----------   -----------
          Total ..............................................................    46,404,902   $50,411,421   $50,233,553
                                                                                 ===========   ===========   ===========


    As of December 31, 1996 marketable securities consist of the following:


                                                                             NUMBER OF SHARES/                ESTIMATED
                                                                             PRINCIPAL AMOUNT       COST      FAIR VALUE
                                                                             -----------------      ----      ----------
U.S. Government and Agency Bond Funds
  Thornburg Fund .............................................................        38,450   $   486,327   $   472,933
  Pimco Fund .................................................................       386,542     3,676,706     3,544,584
                                                                                 -----------   -----------   -----------
          Total ..............................................................       424,992     4,163,033     4,017,517
U.S. Government and Agency Bonds .............................................     2,025,000     2,030,000     2,022,872
                                                                                 -----------   -----------   -----------
          Total ..............................................................     2,449,992   $ 6,193,033   $ 6,040,389
                                                                                 ===========   ===========   ===========

  As of December 31, 1997 gross unrealized gains and losses pertaining to marketable securities are $9,997 and $187,864, respectively. As of December 31, 1996 gross unrealized gains and losses pertaining to marketable securities are $0 and $152,641, respectively.

3. LINE OF CREDIT

  In August 1997, the Company obtained a revolving line of credit with a bank. Under the terms of the line of credit, the Company may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring the Company to maintain certain levels of net worth and liquidity. As of December 31, 1997, the Company had no outstanding balance under this line.

 4. CONVERTIBLE SUBORDINATED NOTES PAYABLE

  In November 1997, the company issued $50,000,000 of convertible subordinated notes. These notes bear interest at the rate of 7% and are due in 2004. The notes are convertible, at the option of the holder, into common stock, at any time prior to maturity, unless previously redeemed or repurchased. The notes are convertible, at the option of the Company, after three years from the date of issue. The conversion price is set at $19.00 per share.

 5. BLOCK DRUG CORPORATION AGREEMENT

  On December 17, 1996, the Company entered into an agreement with Block Drug Corporation ("Block"). Under the terms of the agreement, Block acquired the North American marketing rights to the ATRISORB(R) GTR Barrier and ATRISORB(R)-DOXY product, and the rights to market the ATRIDOX(TM) product in the United States, with an option to acquire the rights to market the ATRIDOX(TM) product in Canada and certain European countries. The Company received an advance payment of $7,000,000 for the sale of the marketing rights to the ATRISORB(R) GTR Barrier. The funds were deposited in an escrow account until February 1, 1997, at which time substantially all of the initial services required by the agreement were performed. Accordingly, the Company deferred recognition of the initial payment as revenue until 1997. The $7,000,000 initial payment is included in restricted cash equivalents as of December 31, 1996. The Company received an additional $100,000 payment from Block in September 1997 when Block exercised its option to acquire rights to market the ATRIDOX(TM) and ATRISORB(R) GTR Barrier products in Canada.

 6. ACQUISITION OF RIGHTS

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

7. STOCK OPTION PLANS

  As of December 31, 1997, the Company has two stock-based compensation plans, which are discussed below.

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

  The Company accounts for the Plan using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates of awards under the Plan consistent with SFAS No. 123, the Company's net loss and basic loss per share would have been reduced to the pro forma amounts indicated below:

                                          1997            1996              1995
                                          ----            ----              ----
Net loss -- as reported ...........   $ (3,866,717)   $ (11,432,153)   $  (12,658,271)
                                      ============    =============    ==============
             -- pro forma .........   $ (5,067,819)   $ (12,188,993)   $  (12,858,329)
                                      ============    =============    ==============
Basic loss per share -- as reported   $       (.35)   $       (1.13)   $        (1.58)
                                      ============    =============    ==============

             -- pro forma .........   $       (.46)   $       (1.20)   $        (1.61)
                                      ============    =============    ==============



  The Company has reserved 1,500,000 of its authorized but unissued common stock for stock options to be granted under the Plan. On April 27, 1997, the stockholders of the Company approved an amendment to the Plan that increased the maximum aggregate number of shares issuable upon the exercise of options granted under the Stock Option Plan from 1,500,000 shares to 2,500,000 shares. Under the terms of the Plan, options are not exercisable for a period of one to three years from the date of grant. The exercise price of all options is the closing bid price of the stock on the date of grant. There are 1,051,836 shares which remain available under the plan for future employee stock option grants.


  The weighted average Black-Scholes fair value per option granted in 1997, 1996 and 1995 was $4.58, $2.33 and $1.38, respectively. The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: no dividend yield, expected volatility of 41.7% for 1997, 37.8% for 1996 and 66.1% for 1995, risk free interest rate of 7.0%, and expected life of 5 years.

  The following table summarizes information on stock option activity for the
Plan:

                                                                                                           WEIGHTED
                                                                           NUMBER OF    EXERCISE PRICE      AVERAGE
                                                                            SHARES       PER SHARE       EXERCISE PRICE
                                                                            ------       -----------     --------------
Options outstanding, December 31, 1994.........................             791,862      .50 -- 20.75      $  6.15
Options granted................................................             153,088     6.63 --  6.88         5.05
Options canceled or expired....................................             (45,345)    5.88 -- 15.88         7.95
Options exercised..............................................            (139,350)     .50 --  5.88         2.81
                                                                       ------------
Options outstanding, December 31, 1995.........................             760,255      .50 -- 20.75         6.64
Options granted................................................             602,574      .50 -- 14.00         8.64
Options canceled or expired....................................            (408,580)    5.88 -- 20.75         8.58
Options exercised..............................................             (92,828)     .50 --  9.88         6.44
                                                                       ------------
Options outstanding, December 31, 1996.........................             861,421      .50 -- 14.00         7.14
Options granted................................................             189,090    10.75 -- 21.75        14.41
Options canceled or expired....................................              (6,977)    6.13 -- 11.63        10.91
Options exercised..............................................             (20,137)     .50 -- 11.75         7.16
                                                                       ------------
Options outstanding, December 31, 1997.........................           1,023,397      .50 -- 21.75         8.45
                                                                      =============

Options outstanding are available for exercise as follows:
  Currently Exercisable........................................             651,279                        $  6.60
  1998.........................................................             179,175                          10.55
  1999.........................................................             131,030                          11.96
  2000.........................................................              61,913                          14.47
                                                                       ------------
          Total................................................           1,023,397                           8.45
                                                                      =============


  On November 18, 1996, the Company canceled certain incentive and nonqualified stock options with a five year term and issued new nonqualified stock options which extended the original term to ten years. The effect of this cancellation and reissuance was a $584,588 charge to compensation expense during 1996.

  The following table summarizes information about stock options outstanding under the Plan as of December 31, 1997:

                               NUMBER               WEIGHTED                                  NUMBER            WEIGHTED
                           OUTSTANDING AT           AVERAGE              WEIGHTED          EXERCISABLE           AVERAGE
       RANGE OF             DECEMBER 31,           REMAINING              AVERAGE               AT           EXERCISE PRICE
   EXERCISE PRICES              1997            CONTRACTUAL LIFE      EXERCISE PRICE       DECEMBER 31,        EXERCISABLE
   ---------------         --------------       ----------------      --------------       ------------      --------------
                                                                                               1997
   $         0.50              127,900              1 years          $          0.50           127,900         $      0.50

     6.50 - 14.00               74,100              4 years                     8.32            74,100                8.32

     5.88 -  9.63              274,179              5 years                     8.12           274,179                8.12

     6.88 -  9.13               17,500              6 years                     7.20            17,500                7.20

     6.625 - 6.88              137,613              7 years                     6.74            89,439                6.74

     6.88 - 12.38              206,445              8 years                     9.71            68,161                9.72

    10.71 - 21.75              185,660              9 years                    14.47               ---                 ---

   $  .50 - 21.75            1,023,397           6.04 years          $          8.45           651,279         $      6.60



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

  The weighted average Black-Scholes fair value per option granted in 1997, 1996 and 1995 was $3.98, $2.00 and $1.21, respectively. The fair value of options granted under the Non-qualified Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used in 1997, 1996 and 1995: no dividend yield, expected volatility of 41.7% for 1997, 37.8% for 1996 and 66.1% for 1995, risk free interest rate of 7.0%, and expected lives of 5 years.


  The following table summarizes information on stock option activity for the Non-qualified Plan.

                                                                                                            WEIGHTED
                                                                NUMBER OF             EXERCISE PRICE        AVERAGE
                                                                 SHARES                  PER SHARE       EXERCISE PRICE
                                                               ----------             --------------     --------------
Options outstanding, December 31, 1994..................           37,500               3.75 --  6.50     $    4.30
Options granted.........................................           10,360               5.13 --  6.63          5.45
Options canceled or expired.............................                0
                                                                ---------
Options outstanding, December 31, 1995..................           47,860               3.75 --  6.63          4.55
Options granted.........................................            9,120               6.63 --  9.50          7.78
Options canceled or expired.............................                0
                                                                ---------
Options outstanding, December 31, 1996..................           56,980               3.75 --  9.50          5.07
Options granted.........................................           18,000                .50 -- 16.50          8.59
Options exercised.......................................          (43,500)               .50 --  6.88          3.84
                                                                ---------
Options outstanding, December 31, 1997..................           31,480               5.13 -- 16.50          8.92
                                                                =========
Options outstanding are available for exercise as follows:
  Currently Exercisable........................................    16,733
                                                                                                         $    6.28
  1998.........................................................     5,373
                                                                                                             11.63
  1999.........................................................     5,374
                                                                    4,000                                    11.63
  2000......................................................... ---------
                                                                                                             12.63
          Total................................................    31,480
                                                                =========                                     8.92



   The following table summarizes information about stock options outstanding under the Nonqualified Plan as of December 31, 1997:

                           NUMBER                                                           NUMBER
                       OUTSTANDING AT      WEIGHTED AVERAGE                             EXERCISABLE AT      WEIGHTED AVERAGE
      RANGE OF          DECEMBER 31,           REMAINING           WEIGHTED AVERAGE      DECEMBER 31,        EXERCISE PRICE
  EXERCISE PRICES           1997           CONTRACTUAL LIFE         EXERCISE PRICE            1997            EXERCISABLE
  --------------     ---------------     ------------------     --------------------     --------------      --------------

   $5.13 --  6.63            10,360             7 years                $  5.62                10,360              $   5.62
             7.00             5,000             8 years                   7.00                 5,000                  7.00
    6.63 -- 16.50            16,120             9 years                  11.63                 1,373                  8.54
   --------------    --------------      --------------         --------------        --------------        --------------
   $5.13 -- 16.50            31,480          8.18 years                   8.92                16,733              $   6.28
   ==============    ==============      ==============         ==============        ==============        ==============



8. INCOME TAXES

  Net deferred tax assets and the valuation allowance at December 31, 1997 and 1996, consist of:


                                                                              1997                    1996
                                                                              ----                    ----
Deferred tax assets:
  Net operating loss carry forwards..................................      $16,102,000            $11,065,000
  Amortization of intangibles........................................        2,488,000              2,685,000
  Depreciation.......................................................          140,000                 90,000
  Other items........................................................          269,000                295,000
                                                                           -----------            -----------
          Net deferred tax assets....................................       18,999,000             14,135,000
                                                                           -----------            -----------
  Less valuation allowance...........................................       18,999,000             14,135,000
                                                                           -----------            -----------
          Total......................................................      $         0            $         0
                                                                           ===========            ===========

  At December 31, 1997 and 1996, the Company has approximately $43,169,000 and $37,894,000 of federal income tax net operating loss carry forwards which expire through 2011.

9. MAJOR CUSTOMERS
  Contract revenue for three major unrelated customers for the year ended December 31, 1997 was $99,781, $150,000 and $339,000. Contract revenue for three major unrelated customers during 1996 was $198,000, $235,000 and $270,000. Contract revenue for two unrelated customers for 1995 was $225,000 and $227,000.

10. LEASE COMMITMENTS

  As of December 31, 1997, minimum rental commitments under non-cancelable operating leases of one year or more are as follows:


YEAR ENDING
DECEMBER 31,
   1998..................................................................................           $   288,677
   1999..................................................................................               290,358
   2000..................................................................................               261,872
   2001..................................................................................               262,944
   2002..................................................................................               270,830
   2003..................................................................................               114,232
                                                                                                    -----------
   Total.................................................................................           $ 1,488,913
                                                                                                    ===========


  Other accrued liabilities include deferred rent of $29,895 as of December 31, 1997 and $96,802 as of December 31,1996. Rent expense was $212,982, $205,583 and $202,503 for the years ended December 31, 1997, 1996 and 1995, respectively.



11. BENEFIT PLANS

  The Company has an employee savings plan (the "Savings Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. This Savings Plan allows eligible employees to contribute from 1% to 17% of their income to this Savings Plan. The Company matches 50% of the first 6% of the employee's contributions which are immediately vested. The Company's matching contributions to the Savings Plan were approximately $64,770, $48,461 and $43,597 for 1997, 1996 and 1995, respectively.

  On April 27, 1997, the stockholders of the Company approved the Atrix Laboratories, Inc. 1997 Employee Stock Purchase Plan (the "ESPP"). The ESPP will provide eligible employees the opportunity to purchase shares through authorized payroll deductions at 85% of the average market price on the last day of each quarter. This plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Total shares available under the ESPP is 300,000.

12. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1997 and December 31, 1996 are as follows:



                                    1997            1997             1996            1996
                                  CARRYING        ESTIMATED        CARRYING       ESTIMATED
                                   AMOUNT        FAIR VALUE         AMOUNT        FAIR VALUE
                                 -----------     -----------     ------------   ------------
Cash and cash equivalents....... $15,185,841     $ 15,185,841    $ 18,368,472   $ 18,368,472
Restricted cash equivalents..             --               --       7,000,000      7,000,000
Marketable securities...          50,233,553       50,233,553       6,040,389      6,040,389
Convertible subordinated notes    50,000,000       47,812,500              --             --



  The following methods and assumptions were used to estimate the fair value of financial instruments:

       Cash and cash equivalents -- The carrying amount approximates fair value because of the short maturity of these instruments.

       Restricted cash equivalents -- The carrying amount approximates fair value because of the short maturity of these instruments.

       Marketable securities ---- The fair value is based on quoted market prices or dealer quotes.

       Convertible subordinated notes -- The fair value is based on quoted marked prices or dealer quotes.

                                 EXHIBIT INDEX

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

                     10.2  Amendment No. 3 and Restatement of Master Technology
                              Transfer Agreement between Registrant and Vipont Pharmaceutical, Inc.(2)

                     10.3  Incentive Stock Option Agreement(2)

                     10.4  Agreement between Registrant and Vipont
                              Pharmaceutical, Inc.(2)

                     10.5  Termination Agreement dated September 27, 1995
                              between Registrant and Atrix, L.P.(4)

                     10.6  Lease Agreement dated May 11, 1991 between the
                              Registrant and GB Ventures(3)

                     10.7  Agreement dated December 16, 1996 between the
                              Registrant and Block Drug Corporation(5)

                     10.8  Indenture, dated November 15, 1997, by and among
                             the Registrant and State Street Bank and Trust company of California, N.A., as trustee thereunder(6)

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

(4)Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission.

(5) Incorporated by reference to Registrant's Current Report on
Form 8-K dated December 16, 1996, as filed with the Securities and Exchange Commission.

(6) Incorporated by reference to Registrant's Current Report on
Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.

* Filed herewith.