Form 10-Q
period 1998-03-31
ATRIX LABORATORIES INC
filed 1998-04-24
CIK 809875

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ___X___ No _____

         The number of shares outstanding of the registrant's common stock as of April 17, 1998 was 11,310,461.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                          March 31,          December 31,
                                                                            1998                1997
                                                                        ------------        ------------
                                    ASSETS                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                          $ 17,791,733        $ 15,185,841
     Marketable securities, at fair value                                 45,085,090          50,233,553
     Accounts receivable, net of allowance for doubtful accounts
       of $11,859 and $111,479                                               774,701           1,553,427
     Interest receivable                                                     658,632             340,346
     Inventories                                                           1,777,636           1,309,519
     Prepaid expenses and deposits                                           831,552             196,574
                                                                        ------------        ------------
          Total current assets                                            66,919,344          68,819,260
                                                                        ------------        ------------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                         8,577,892           8,332,671
     Leasehold improvements                                                  605,107             605,107
                                                                        ------------        ------------
          Total                                                            9,182,999           8,937,778
     Accumulated depreciation and amortization                            (2,621,308)         (2,381,908)
                                                                        ------------        ------------
          Property, plant and equipment, net                               6,561,691           6,555,870
                                                                        ------------        ------------
OTHER ASSETS:
     Intangible assets, net of accumulated amortization
       of $103,779 and $96,355                                             1,063,525           1,024,953
     Deferred finance costs, net of accumulated amortization
       of $91,225 and $22,814                                              1,857,737           1,893,576
                                                                        ------------        ------------
          Total other assets                                               2,921,262           2,918,529
                                                                        ------------        ------------
TOTAL                                                                   $ 76,402,297        $ 78,293,659
                                                                        ============        ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable - trade                                           $  1,171,620        $  1,052,362
     Interest payable                                                      1,150,685             287,671
     Accrued salaries and payroll taxes                                      181,269             155,200
     Other accrued liabilities                                                39,008              95,508
     Deferred revenue                                                         16,667                  --
                                                                        ------------        ------------
        Total current liabilities                                          2,559,249           1,590,741
                                                                        ------------        ------------
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                    50,000,000          50,000,000
                                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

     Preferred stock, $.001 par value; 5,000,000 shares
       authorized, none issued or outstanding
     Common stock, $.001 par value; 25,000,000 shares authorized;
       11,309,593 and 11,177,261 shares issued and outstanding                11,310              11,177
     Additional paid-in capital                                           73,365,158          73,224,442
     Unrealized holding loss on marketable securities                       (195,734)           (177,867)
     Accumulated deficit                                                 (49,337,686)        (46,354,834)
                                                                        ------------        ------------
        Total shareholders' equity                                        23,843,048          26,702,918
                                                                        ------------        ------------
TOTAL                                                                   $ 76,402,297        $ 78,293,659
                                                                        ============        ============



                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

REVENUE:                                        1998                1997
                                           ------------        ------------
   Sales                                   $    861,720        $    209,739
   Contract revenue                              71,616             151,485
   Sale of marketing rights                          --           7,000,000
   Interest income                              978,966             437,509
   Gain (losses) & other income, net             52,737               8,968
                                           ------------        ------------
         Total revenue                        1,965,039           7,807,701
                                           ------------        ------------
EXPENSES:
    Cost of goods sold                          667,130             138,989
    Research and development
      o   ATRIDOX(TM)product                  1,032,147           1,468,095
      o   Other                               1,782,540           1,310,166
    Administrative and marketing              1,466,074             554,508
                                           ------------        ------------
         Total expenses                       4,947,891           3,471,758
                                           ------------        ------------
BASIC NET INCOME (LOSS)                    $ (2,982,852)       $  4,335,943
                                           ============        ============
BASIC INCOME (LOSS) PER COMMON SHARE       $       (.26)       $       0.39
                                           ============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING          11,288,929          11,113,865
                                           ------------        ------------


                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                    Common Stock              Additional       Unrealized                              Total
                                                               Paid-in          Holding          Accumulated       Shareholders'
                                Shares         Amount          Capital            Loss             Deficit             Equity
                             ----------     ------------     ------------     ------------      ------------      ------------
BALANCE, December 31, 1997   11,177,261     $     11,177     $ 73,224,442     $   (177,867)     $(46,354,834)     $ 26,702,918
Exercise of stock options       132,332              133          140,716               --                --           140,849
Unrealized holding loss              --               --               --          (17,867)               --           (17,867)
Net loss                             --               --               --               --        (2,982,852)       (2,982,852)
                             ----------     ------------     ------------     ------------      ------------      ------------
BALANCE,  March 31, 1998     11,309,593     $     11,310     $ 73,365,158     $   (195,734)     $(49,337,686)     $ 23,843,048
                             ==========     ============     ============     ============      ============      ============


                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                         1998              1997
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ (2,982,852)     $  4,335,943
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                    241,918           163,045
        Amortization of intangible assets                                  7,424            12,262
        Amortization of bond premiums                                      1,032                --
        Amortization of deferred finance costs                            68,411                --
        Gain on sale of marketable securities                            (23,438)               --
        Loss on sale of property, plant and equipment                        741                --
  Net changes in current assets and liabilities:
        Restricted cash equivalents                                           --         7,000,000
        Accounts receivable                                              778,726            36,104
        Interest receivable                                             (318,286)           46,005
        Inventories                                                     (468,117)         (233,463)
        Prepaid expenses and deposits                                   (634,978)         (252,022)
        Accounts payable - trade                                         119,258           (23,190)
        Interest payable                                                 863,014                --
        Accrued salaries and payroll taxes                                26,069            10,189
        Other accrued liabilities                                        (56,500)          (54,707)
        Deferred revenue                                                  16,667        (7,002,192)
                                                                    ------------      ------------
            Net cash provided by (used in) operating activities       (2,360,911)        4,037,974
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                    (250,696)         (416,403)
        Acquisition of leasehold improvements                                 --            (8,710)
        Investment in intangible assets                                  (78,568)          (56,935)
        Proceeds from sale of property, plant and equipment                2,216                --
        Proceeds from sale of marketable securities                   10,023,438           991,127
        Proceeds from maturity of marketable securities               10,000,000                --
        Investment in marketable securities                          (14,870,436)       (3,072,368)
                                                                    ------------      ------------
            Net cash (used in) provided by investing activities        4,825,954        (2,563,289)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net cash provided by the issuance of common stock
            and exercise of stock options                                140,849             7,355
                                                                    ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,605,892         1,482,040
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        15,185,841        18,368,472
                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 17,791,733      $ 19,850,512
                                                                    ============      ============


                        See notes to financial statements

                            ATRIX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements of Atrix Laboratories, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist only of normal recurring accruals) for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, filed with the Securities and Exchange Commission in the Company's Annual Report Form on 10-K.

         NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories at are as follows:

                        March 31,        December 31,
                          1998              1997
                       ----------        ----------
Raw Materials          $  963,575        $  563,503
Work in Process           434,677           500,198
Finished Goods            379,384           245,818
                       ----------        ----------
                       $1,777,636        $1,309,519
                       ==========        ==========

         NOTE 3.  MILESTONE PAYMENT

         Pursuant to its agreement with Block Drug Company ("Block"), the Company received a $7,000,000 milestone payment on April 17, 1998. The milestone payment was paid as a result of the receipt of an Approvable Letter for the ATRIDOX(TM) drug product received on April 8, 1998 from the U.S. Food and Drug Administration ("FDA").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) whether the Company will receive, and the timing of, regulatory approvals or clearances to market the ATRIDOX(TM) product and any other potential products, (ii) the results of current and future clinical trials, and (iii) the time and expenses associated with the regulatory approval process for products. The success of the Company's business operations is in turn dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of the Company's marketing strategies to market its current and any future products, the Company's ability to manufacture products on a commercial scale, the appeal of the Company`s mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
         THREE MONTHS ENDED MARCH 31, 1997

         Total revenues for the three months ended March 31, 1998 were approximately $1,965,000 compared to approximately $7,807,000 for the three months ended March 31, 1997. The decrease was primarily due to the receipt of a $7,000,000 milestone payment by Block during the first quarter of 1997, which was not repeated during the first quarter of 1998.

         The Company had sales of approximately $862,000 during the three months ended March 31, 1998 compared to sales of approximately $210,000 for the three months ended March 31, 1997, representing a 310% increase. The increase is primarily due to the commencement of sales of the veterinary periodontal treatment product which the Company manufactures for the Heska Corporation ("Heska").

         Contract revenue from grants and revenue from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system was approximately $72,000 for the three months ended March 31, 1998, compared to approximately $151,000 for the three months ended March 31, 1997, representing a 52% decrease. The decrease was primarily due to the completion or winding down of several large grants during 1997.

         Interest income for the three months ended March 31, 1998, was approximately $979,000 compared to approximately $438,000 for the three months ended March 31, 1997, representing a 124% increase. Interest income increased due to additions to principal investments as a result of the proceeds from a $50,000,000 convertible subordinated note offering (the "Note Offering") completed in the fourth quarter of 1997. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Cost of goods sold recorded for the three months ended March 31, 1998 was approximately $667,000 compared to approximately $139,000 for the period ended March 31, 1997, representing a 380% increase. The increase is primarily due to the commencement of manufacturing by the Company of the Heska veterinary periodontal treatment product.

         Research and development expenses - ATRIDOX(TM) product for the three months ended March 31, 1998, were approximately $1,032,000 compared to approximately $1,468,000 for the three months ended March 31, 1997, representing a 30% decrease. This decrease is primarily the result of a reallocation of research efforts to new projects as the ATRIDOX(TM) product approaches the production stage.

         Other research and development expenses, which included activities for the ATRISORB(R) Barrier and other research activities for the three months ended March 31, 1998, were approximately $1,783,000 compared to approximately $1,310,000 for the three months ended March 31, 1997, representing a 36% increase. The increase was primarily a result of the initiation of several new research projects during the first quarter of 1998.

         Administrative and marketing expenses increased to approximately $1,466,000 for the three months ended March 31, 1998, from approximately $555,000 for the three months ended March 31, 1997, representing a 164% increase. The primary reason for this increase was interest expense incurred as a result of the Note Offering.

         For the reasons described above, the Company recorded net loss of approximately $2,983,000 for the three months ended March 31, 1998, compared to a net income of approximately $4,336,000 for the three months ended March 31, 1997, representing a 169% decrease.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had cash and cash equivalents of approximately $17,792,000, marketable securities of approximately $45,085,000 and other current assets of approximately $4,042,000, for total current assets of approximately $66,919,000. Current liabilities totaled approximately $2,559,000, which resulted in working capital of approximately $64,360,000.

         During the three months ended March 31, 1998, net cash used in operating activities was approximately $2,361,000 compared to net cash provided by operating activities of approximately $4,038,000 for the three months ended March 31, 1997. This was primarily a result of the net loss for the period of approximately $2,983,000 adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statement of cash flows.

         Net cash provided by investing activities was approximately $4,826,000 during the three months ended March 31, 1998, primarily as a result of the sale or maturity of several marketable securities during the quarter. This was reduced by cash used for the acquisition of capital equipment and leasehold improvements, investments in intangible assets, and investments in marketable securities.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $251,000 for property, equipment and leasehold improvements, and approximately $46,000 for patent development in the three month period ending March 31, 1998 compared to approximately $425,000 and $57,000, respectively for the three months ended March 31, 1997. The Company expects its capital expenditures to total approximately $1,800,000 for the year ended December 31, 1998, which will be used primarily to complete the automation of its manufacturing facility.

         On April 8, 1998, the Company received an Approvable Letter from the FDA for the ATRIDOX(TM) drug product. The Company anticipates FDA approval for marketing the product following determination of product labeling. The Approvable Letter also resulted in the Company's receipt of a $7,000,000 milestone payment pursuant to the Company's agreement with Block which was received on April 17, 1998.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the period ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ATRIX LABORATORIES, INC.
                                          (Registrant)


April 23, 1998                            By: /s/ John E. Urheim
                                             --------------------------
                                          John E. Urheim
                                          Vice Chairman of the Board of
                                          Directors and Chief Executive Officer


April 23, 1998                            By: /s/ Brian G. Richmond
                                             --------------------------
                                          Brian G. Richmond
                                          Vice President--Finance, Asst.
                                          Secretary, and Asst. Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

 27                 FINANCIAL DATA SCHEDULE