Form 10-Q
period 1998-07-29
ATRIX LABORATORIES INC
filed 1998-07-29
CIK 809875

================================================================================
                                                             SUBMITTED VIA EDGAR

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

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

     The number of shares outstanding of the registrant's common stock as of
                         July 15, 1998 was 11,310,544.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                            June 30,        December 31,
                                                                                              1998              1997
                                                                                          ------------      ------------
                                     ASSETS                                                (UNAUDITED)
CURRENT ASSETS:

     Cash and cash equivalents                                                            $ 12,486,968      $ 15,185,841
     Marketable securities, at fair market value                                            52,691,340        50,233,553
     Accounts receivable, net of allowance for doubtful accounts of
           $11,360 and $111,479                                                                781,995         1,553,427
     Interest receivable                                                                       665,955           340,346
     Inventories                                                                             2,059,620         1,309,519
     Prepaid expenses and deposits                                                             794,515           196,574
                                                                                          ------------      ------------
         Total current assets                                                               69,480,393        68,819,260
                                                                                          ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                                           9,022,105         8,332,671
     Leasehold improvements                                                                    605,107           605,107
                                                                                          ------------      ------------
         Total                                                                               9,627,212         8,937,778
     Accumulated depreciation and amortization                                              (2,839,030)       (2,381,908)
                                                                                          ------------      ------------
         Property, plant and equipment, net                                                  6,788,182         6,555,870
                                                                                          ------------      ------------
OTHER ASSETS -
     Intangible assets, net of accumulated amortization of  $124,114 and $96,355             1,080,419         1,024,953
     Deferred finance costs, net of accumulated amortization of
           $162,531 and $22,814                                                              1,810,429         1,893,576
                                                                                          ------------      ------------
         Total other assets                                                                  2,890,848         2,918,529
                                                                                          ------------      ------------
TOTAL ASSETS                                                                              $ 79,159,423      $ 78,293,659
                                                                                          ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                             $    928,844      $  1,052,362
       Interest payable                                                                        273,287           287,671
     Accrued salaries and payroll taxes                                                        221,333           155,200
     Other accrued liabilities                                                                  37,406            95,508
     Deferred revenue                                                                            6,668                --
                                                                                          ------------      ------------
        Total current liabilities                                                            1,467,538         1,590,741
                                                                                          ------------      ------------
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                      50,000,000        50,000,000
                                                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000 shares authorized, none Issued
          or outstanding                                                                            --                --
     Common stock, $.001 par value; 25,000,000 shares authorized; 11,310,544 and
          11,177,261 shares issued and outstanding                                              11,311            11,177
     Additional paid-in capital                                                             73,372,766        73,224,442
     Unrealized holding loss on marketable securities                                         (124,886)         (177,867)
     Accumulated deficit                                                                   (45,567,306)      (46,354,834)
                                                                                          ------------      ------------
        Total shareholders' equity                                                          27,691,885        26,702,918
                                                                                          ------------      ------------
TOTAL                                                                                     $ 79,159,423      $ 78,293,659
                                                                                          ============      ============

                       See notes to financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                     1998            1997
                                                                 -----------     ------------
REVENUE:

   Sales                                                         $   847,621     $    543,929
   Contract revenue                                                  120,249          237,056
   Sale of marketing rights                                        7,000,000               --
   Interest income                                                   928,572          356,206
   Other income, net                                                   6,945            4,383
                                                                 -----------     ------------
         Total revenue                                             8,903,387        1,141,574
                                                                 -----------     ------------

EXPENSES:

    Cost of goods sold                                               445,807          435,551
    Research and development
        o ATRIDOX(TM)product                                       1,076,527        1,447,230
        o Other                                                    1,962,852        1,719,228
    Administrative and marketing                                   1,647,819          527,213
                                                                 -----------     ------------
         Total expenses                                            5,133,005        4,129,222
                                                                 -----------     ------------
NET INCOME (LOSS)                                                $ 3,770,382     $ (2,987,648)
                                                                 ===========     ============
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                 $       .33     $      (0.27)
                                                                 ===========     ============
BASIC AND DILUTED
WEIGHTED AVERAGE SHARES OUTSTANDING                               11,310,368       11,115,152
                                                                 ===========     ============








                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)




                                                                1998             1997
                                                             -----------     -----------
REVENUE:

   Sales                                                     $ 1,709,341     $   753,668
   Contract revenue                                              191,865         388,540
   Sale of marketing rights                                    7,000,000       7,000,000
   Interest income                                             1,907,538         793,716
   Other income                                                   59,682          13,351
                                                             -----------     -----------
         Total revenue                                        10,868,426       8,949,275
                                                             -----------     -----------

EXPENSES:

    Cost of goods sold                                         1,112,937         574,540
    Research and development
        o ATRIDOX(TM)product                                   2,105,299       2,910,189
        o Other                                                3,751,187       3,034,530
    Administrative and marketing                               3,111,475       1,081,720
                                                             -----------     -----------
         Total expenses                                       10,080,898       7,600,979
                                                             -----------     -----------
NET INCOME                                                   $   787,528     $ 1,348,296
                                                             ===========     ===========
BASIC AND DILUTED INCOME PER COMMON SHARE                    $       .07     $      0.12
                                                             ===========     ===========
BASIC AND DILUTED
WEIGHTED AVERAGE SHARES OUTSTANDING                           11,299,707      11,114,512
                                                             ===========     ===========










                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                                              Additional      Unrealized                         Total
                                        Common Stock           Paid-In         Holding       Accumulated      Shareholder's
                                     Shares       Amount       Capital          Loss           Deficit           Equity
                                   ----------     -------     -----------     ---------      ------------     -------------
Balance, December 31, 1997         11,177,261     $11,177     $73,224,442     $(177,867)     $(46,354,834)     $26,702,918
Exercise of stock options             133,283         134         148,324            --                --          148,458
Unrealized holding gain                    --          --              --        52,981                --           52,981
Net income                                 --          --              --            --           787,528          787,528
                                   ----------     -------     -----------     ---------      ------------       ----------
Balance, June 30, 1998             11,310,544     $11,311     $73,372,766     $(124,886)     $(45,567,306)      27,691,885
                                   ==========     =======     ===========     =========      ============      ===========








                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                               1998              1997
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $    787,528      $  1,348,296
  Adjustments to reconcile net income to net cash provided by
      Operating activities:
        Depreciation                                                            479,180           353,258
        Amortization of intangible assets                                        27,760             8,265
        Amortization of bond premiums                                            47,660                --
        Amortization of deferred financing costs                                 83,147                --
        Gain on sale of marketable securities                                   (23,438)               --
        Loss on sale of property, plant and equipment                             8,959              (201)
        Write-off of obsolete patents                                            18,611                --
  Net changes in current assets and liabilities:
        Restricted cash equivalents                                                  --         7,000,000
        Accounts receivable                                                     771,432          (300,588)
        Interest receivable                                                    (325,609)            6,998
        Inventories                                                            (750,101)         (177,873)
        Prepaid expenses and deposits                                          (597,941)         (492,518)
        Accounts payable -trade                                                (123,518)          360,880
        Interest payable                                                        (14,384)               --
        Accrued salaries and payroll taxes                                       66,133             6,745
        Other accrued liabilities                                               (58,102)          (54,017)
        Deferred revenue                                                          6,668        (6,927,192)
                                                                           ------------      ------------
                   Net cash provided by operating activities                    403,985         1,132,053
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                           (723,164)       (1,017,086)
        Acquisition of leasehold improvements                                        --           (23,309)
        Investments in intangible assets                                       (149,497)          (80,738)
        Proceeds from sale of equipment                                           2,713               201
        Proceeds from sale of marketable securities                          10,023,438           991,127
        Proceeds from maturity of marketable securities                      23,618,987                --
        Investment in marketable securities                                 (36,023,793)       (3,131,962)
                                                                           ------------      ------------
                   Net cash used in investing activities                     (3,251,316)       (3,261,767)
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
        Net cash provided by the issuance of common stock                       148,458            50,396
                                                                           ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (2,698,873)       (2,079,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               15,185,841        18,368,472
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 12,486,968      $ 16,289,154
                                                                           ============      ============



                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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


NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories at June 30, 1998 and December 31, 1997 are as follows:


                                           June 30, 1998   December 31, 1997
                                           -------------   -----------------
          Raw Materials                      $1,134,993       $  563,503
          Work in Process                       731,601          500,198
          Finished Goods                        193,026          245,818
                                             ----------       ----------
                                             $2,059,620       $1,309,519
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


NOTE 4.  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Accordingly, components of other comprehensive income (loss) are as follows:

                                                  Balance January 1           Current Period Change          Balance June 30
                                                  -----------------           ---------------------          ---------------
                                                 1998           1997           1998          1997           1998          1997
                                              ---------     -----------     ----------    ----------     ----------     ---------
     Unrealized gain (loss) on securities     $(177,867)    $  (152,641)    $   52,981    $  (40,492)    $ (124,886)    $(193,133)

     Net income                                                                787,528     1,348,296
                                              ---------     -----------     ----------    ----------     ----------     ---------
     Comprehensive income                                                   $  840,509    $1,307,804
                                              =========     ===========     ==========    ==========     ==========     =========



NOTE 5.  INCOME (LOSS) PER COMMON SHARE


         Basic income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share reflects the potential dilution of securities that could share in the earnings. For the periods presented the effect of dilutive stock options is not significant and the effect of the assumed conversion of convertible subordinated notes would be antidilutive. Therefore, diluted income (loss) per share is not materially different from basic income (loss) per common share.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
         THREE MONTHS ENDED JUNE 30, 1997

         Total revenues for the three months ended June 30, 1998 were approximately $8,903,000 compared to approximately $1,142,000 for the three months ended June 30, 1997. The increase was primarily due to the receipt of a $7,000,000 milestone payment from Block Drug Company ("Block") during the quarter. Additionally, interest income earned increased significantly due to the increase in principal investments related to the proceeds from issuance of 7% Convertible Subordinated Notes due 2004 (the "Convertible Notes").

         The Company had sales of approximately $848,000 during the three months ended June 30, 1998 compared to approximately $544,000 for the three months ended June 30, 1997. The 56% increase in sales was primarily the result of the addition of sales for the Heska Periodontal Product launched in the fourth quarter of 1997.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $120,000 for the three months ended June 30, 1998 compared to approximately $237,000 for the three months ended June 30, 1997, representing a 49% decrease. The decrease was primarily due to the completion of several grants during 1997.

         Interest income for the three months ended June 30, 1998 was approximately $929,000 compared to approximately $356,000 for the three months ended June 30, 1997, representing a 161% increase. Interest income increased due to additions in principal investments as a result of the proceeds from the $50,000,000 convertible subordinated note offering completed in the fourth quarter 1997. In addition, a $7,000,000 milestone payment was received under the Block Agreement. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Research and development expenses - ATRIDOX(TM) product for the three months ended June 30, 1998 were approximately $1,077,000 compared to approximately $1,447,000 for the three months ended June 30, 1997, representing a 26% decrease. The decrease was the result of completion of clinical studies related to the ATRIDOX(TM) product in the prior year.

         Other research and development expenses for the three months ended June 30, 1998 were approximately $1,963,000 compared to approximately $1,719,000 for the three months ended June 30, 1997, representing a 14% increase. The increase was primarily as a result of increased expenses associated with new research project opportunities.

         Administrative and marketing expenses increased to approximately $1,648,000 for the three months ended June 30, 1998 from approximately $527,000 for the three months ended June 30, 1997, representing a 213% increase. The primary reason for this increase was interest expense of $921,000 for the three months ended June 30, 1998, compared to $ -0- interest expense for the three months ended June 30, 1997, incurred as a result of the Convertible Notes.

The Company recorded net income of approximately $3,770,000 for the three months ended June 30, 1998 compared to a net loss of approximately $2,988,000 for the three months ended June 30, 1997, representing a 226% increase. The increase was primarily due to the receipt of a $7,000,000 milestone payment by Block during the quarter and increased interest income.


         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
         SIX MONTHS ENDED JUNE 30,1997


Total revenues for the six months ended June 30, 1998 were approximately $10,868,000 compared to approximately $8,949,000 for the six months ended June 30, 1997, representing a 21% increase. The increase was primarily due to increased interest income as a result of an increase in principal investments related to the proceeds from the Convertible Notes.

         The Company had sales of approximately $1,709,000 during the six months ended June 30, 1998 compared to approximately $754,000 for the six months ended June 30, 1997, representing a 127% increase. The increase in sales was primarily the result of the addition of sales for the Heska Periodontal Product launched in the fourth quarter of 1997.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $192,000 for the six months ended June 30, 1998 compared to approximately $389,000 for the six months ended June 30, 1997, representing a 51% decrease. The decrease was primarily due to the completion of several grants during 1997.

         Interest income for the six months ended June 30, 1998 was approximately $1,908,000 compared to approximately $794,000 for the six months ended June 30, 1997, representing a 140% increase. Interest income increased due to additions in principal investments as a result of the proceeds from a $50,000,000 convertible subordinated note offering completed in the fourth quarter 1997 and the $7,000,000 payment received under the Block Agreement. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Cost of goods sold recorded for the six months ended June 30, 1998 was approximately $1,113,000 compared to approximately $575,000 for the period ended June 30, 1997, representing an increase of 94%. The increase is primarily related to sales for the Heska Periodontal Product.

         Research and development expenses - ATRIDOX(TM) product for the six months ended June 30, 1998 were approximately $2,105,000 compared to approximately $2,910,000 for the six months ended June 30, 1997, representing a 28% decrease. This decrease is primarily the result of a shift in research efforts to new projects as a result of the issuance of an Approvable Letter from the FDA for ATRIDOX(TM).

         Other research and development expenses were approximately $3,751,000 for the six months ended June 30, 1998 compared to approximately $3,035,000 for the six months ended June 30, 1997, representing a 24% increase. The increase was primarily as a result of increased expenses associated with new research project opportunities.

         Administrative and marketing expenses increased to approximately $3,111,000 for the six months ended June 30, 1998 from approximately $1,082,000 for the six months ended June 30, 1997, representing a 188% increase. The primary reason for this increase was interest expense of $1,788,000 for the six months ended June 30, 1998 compared to interest expense of $ -0- for the six months ended June 30, 1997 incurred as a result of the Convertible Notes.

         For the reasons described above, the Company recorded net income of approximately $788,000 for the six months ended June 30, 1998 compared to a net income of approximately $1,348,000 for the six months ended June 30, 1997, representing a 42% decrease.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had cash and cash equivalents of approximately $12,487,000, marketable securities of approximately $52,691,000 and other current assets of approximately $4,302,000 for total current assets of approximately $69,480,000. Current liabilities totaled approximately $1,468,000, which resulted in working capital of approximately $68,012,000.

         In August 1997, the Company established a $1,000,000 line of credit with a bank. Borrowings under the line bear interest at the prime rate. As of June 30, 1998, there were no borrowings outstanding under this agreement.

         During the six months ended June 30, 1998, net cash provided by operating activities was approximately $461,000. This was primarily a result of the net income for the period of approximately $788,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

         Net cash used in investing activities was approximately $3,251,000 during the six months ended June 30, 1998, primarily as a result of the net investment in marketable securities during the period and the acquisition of property, plant and equipment.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products, if and when approved. The Company expended approximately $723,000 for property, plant and equipment and leasehold improvements, and approximately $149,000 for patent development in the six month period ending June 30, 1998. The Company expects its capital expenditures to approximate $1,800,000 for the year ended December 31, 1998, which will be used primarily to complete the automation of its manufacturing facility and to upgrade laboratory equipment.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the Shareholders of the Company was held on April 26, 1998, in Fort Collins, Colorado, for the purpose of re-electing William C. O'Neill, Jr. and David R. Bethune to the Board of Directors as Class B directors and ratifying the appointment of the Company's independent auditors.

         The following votes were cast by the Shareholders with respect to the election of directors:

                                       Shares           Shares       Shares
                                        Voted           Voted        Voted        Broker
                                         For           Against      Abstained    Non-Votes
                                      ----------       -------      ---------    ---------
William C. O'Neill, Jr.               10,793,974        56,679          0            0
David R. Bethune                      10,793,958        56,695          0            0

         The other directors whose term continues after the meeting are Dr. G. Lee Southard, C. Rodney O'Connor, H. Stuart Campbell, John E. Urheim, Dr. D. Walter Cohen, Dr. Jere E. Goyan and Dr. R. Bruce Merrifield.

         The following votes were cast by the Shareholders with respect to the resolution to ratify the Board of Directors' selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998:

                                       Shares           Shares       Shares
                                        Voted           Voted        Voted        Broker
                                         For           Against      Abstained    Non-Votes
                                      ----------       -------      ---------    ---------

                                      10,756,627        34,456        59,570          0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  An amendment to the Current Report on Form 8-K dated December 17, 1996, was filed with the Securities and Exchange Commission on May 20, 1998 under Item 7, to update the agreement between the registrant and Block Drug Corporation dated December 16, 1996 based on the resolution of registrant's request for confidential treatment. No other reports on form 8-K were filed during the period ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ATRIX LABORATORIES, INC.
                                   (Registrant)


      July 29, 1998                By:  /s/ John E. Urheim
                                        ---------------------------------------
                                        John E. Urheim
                                        Vice Chairman of the Board of Directors
                                        and Chief Executive Officer




      July 29, 1998                 By:  /s/ Brian G. Richmond
                                         ---------------------------------------
                                        Brian G. Richmond
                                        Vice President--Finance, Assistant
                                        Secretary, and Assistant Treasurer

                                 EXHIBIT INDEX


      EXHIBIT
      NUMBER                  DESCRIPTION
      -------                 -----------
       27                Financial Data Schedule.
