Form 10-Q
period 1998-09-30
ATRIX LABORATORIES INC
filed 1998-10-29
CIK 809875

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ------------

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

         The number of shares outstanding of the registrant's common stock as of October 14, 1998 was 11,287,760.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS


                                                                                           September 30,      December 31,
                                                                                               1998               1997
                                                                                           -------------      -------------
                                     ASSETS                                                 (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                             $  17,285,276      $  15,185,841
     Marketable securities, at fair market value                                              50,638,857         50,233,553
     Accounts receivable, net of allowance for doubtful accounts of
           $11,360 and $111,479                                                                  852,454          1,553,427
     Interest receivable                                                                         797,252            340,346
     Inventories                                                                               2,827,503          1,309,519
     Prepaid expenses and deposits                                                               830,743            196,574
                                                                                           -------------      -------------
         Total current assets                                                                 73,232,085         68,819,260
                                                                                           -------------      -------------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                                             9,036,253          8,332,671
     Leasehold improvements                                                                      605,107            605,107
                                                                                           -------------      -------------
         Total property, plant and equipment                                                   9,641,360          8,937,778
     Accumulated depreciation and amortization                                                (3,021,432)        (2,381,908)
                                                                                           -------------      -------------
         Property, plant and equipment, net                                                    6,619,928          6,555,870
                                                                                           -------------      -------------
OTHER ASSETS:
     Intangible assets, net of accumulated amortization of  $138,207 and $96,355               1,122,736          1,024,953
     Deferred finance costs, net of accumulated amortization of $233,073 and
         $22,814                                                                               1,740,116          1,893,576
                                                                                           -------------      -------------
         Total other assets                                                                    2,862,852          2,918,529
                                                                                           -------------      -------------
TOTAL ASSETS                                                                               $  82,714,865      $  78,293,659
                                                                                           =============      =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable - trade                                                               $  1,042,335       $  1,052,362
     Interest payable                                                                          1,155,479            287,671
     Accrued salaries and payroll taxes                                                          230,774            155,200
     Other accrued liabilities                                                                    56,123             95,508
                                                                                           -------------      -------------
         Total current liabilities                                                             2,484,711          1,590,741
                                                                                           -------------      -------------
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                        50,000,000         50,000,000
                                                                                           -------------      -------------
COMMITMENTS AND  CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued
        or outstanding                                                                                --                 --
    Common stock, $.001 par value; 25,000,000 shares authorized; 11,287,760 and
        11,177,261 shares issued and outstanding                                                  11,323             11,177
    Additional paid-in capital                                                                73,456,858         73,224,442
    Unrealized holding gain (loss) on marketable securities                                      377,943           (177,867)
    Treasury stock                                                                              (435,001)               ---
    Accumulated deficit                                                                      (43,180,969)       (46,354,834)
                                                                                           -------------      -------------
        Total shareholders' equity                                                            30,230,154         26,702,918
                                                                                           -------------      -------------
TOTAL                                                                                      $  82,714,865      $  78,293,659
                                                                                           =============      =============

                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

         REVENUE:                                                                1998               1997
                                                                              ----------         -----------
            Sales                                                             $  571,783          $  355,203
            Contract revenue                                                     231,656             368,095
              Sale of marketing rights                                         5,000,000                 ---
              Interest income                                                    931,305             314,913
              Other income (loss), net                                            (2,366)            (28,305)
                                                                              ----------         -----------
                  Total revenue                                                6,732,378           1,009,906
                                                                              ----------         -----------
         EXPENSES:
             Cost of goods sold                                                  353,885             292,521
             Research and development
               *  ATRIDOX(TM)product                                             503,227           1,465,679
               *  Other                                                        2,061,590           1,576,260
             Interest expense                                                    882,192               6,672
             Administrative and marketing                                        545,148             494,234
                                                                              ----------         -----------
                  Total expenses                                               4,346,042           3,835,366
                                                                              ----------         -----------
         NET INCOME (LOSS)                                                    $2,386,336         $(2,825,460)
                                                                              ==========         ===========
         BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                     $      .21         $      (.25)
                                                                              ==========         ===========
         BASIC AND DILUTED
         WEIGHTED AVERAGE SHARES OUTSTANDING                                  11,280,246          11,128,756
                                                                              ==========         ===========






                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

         REVENUE:                                                               1998                 1997
                                                                            ------------        ------------
            Sales                                                           $  2,281,124        $  1,108,871
            Contract revenue                                                     423,521             656,635
            Sale of marketing rights                                          12,000,000           7,100,000
            Interest income                                                    2,838,843           1,108,632
            Other income (loss), net                                              57,317             (14,954)
                                                                            ------------        ------------
                  Total revenue                                               17,600,805           9,959,184
                                                                            ------------        ------------
         EXPENSES:
             Cost of goods sold                                                1,466,822             867,061
             Research and development
               *  ATRIDOX(TM)product                                           2,656,980           4,376,405
               *  Other                                                        5,764,323           4,610,255
             Interest expense                                                  2,669,720               6,672
             Administrative and marketing                                      1,869,095           1,575,955
                                                                            ------------        ------------
                  Total expenses                                              14,426,940          11,436,348
                                                                            ------------        ------------
         NET INCOME (LOSS)                                                  $  3,173,865        $ (1,477,164)
                                                                            ============        ============
         BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                   $        .28        $       (.13)
                                                                            ============        ============

         BASIC AND DILUTED
         WEIGHTED AVERAGE SHARES OUTSTANDING                                  11,293,149          11,119,312
                                                                            ============        ============




                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


                                                         Additional    Unrealized                                      Total
                                   Common Stock           Paid-In        Holding     Accumulated      Treasury     Shareholder's
                                 Shares      Amount       Capital         Gain         Deficit         Stock          Equity
                                 -------     ------       -------         ----         -------         -----          ------
Balance, December 31, 1997     11,177,261   $  11,177   $  73,224,442  $(177,867)   $(46,354,834)   $      ---     $ 26,702,918

Exercise of stock options         145,499         146         232,416        ---             ---           ---          232,562
Treasury stock                   (35,000)         ---             ---        ---             ---      (435,001)        (435,001)
Unrealized holding gain               ---         ---             ---    555,810             ---           ---          555,810
Net income                            ---         ---             ---        ---       3,173,865           ---        3,173,865
                               ----------   ---------   ------------- ----------    ------------    -----------    ------------
Balance, September 30, 1998    11,287,760   $  11,323   $  73,456,858 $  377,943    $(43,180,969)   $  (435,001)   $ 30,230,154
                               ==========   =========   ============= ==========    ============    ===========    ============






                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                                                1998              1997
                                                                                            ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $  3,173,865     $  (1,477,164)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
        Depreciation                                                                             696,604           568,970
        Amortization of intangible assets                                                         41,853            18,687
        Amortization of bond premiums                                                             60,751               ---
        Amortization of deferred financing costs                                                 210,259               ---
        Gain on sale of marketable securities                                                    (28,186)              ---
        Loss on sale of property, plant and equipment                                             26,812            28,104
        Write-off of obsolete patents                                                             14,828               ---
        Net changes in current assets and liabilities:
        Restricted cash equivalents                                                                  ---         7,000,000
        Accounts receivable                                                                      700,973          (302,936)
        Interest receivable                                                                     (456,906)           71,656
        Inventories                                                                           (1,517,984)         (647,582)
        Prepaid expenses and deposits                                                           (634,169)         (225,179)
        Accounts payable - trade                                                                 (10,027)          501,830
        Interest payable                                                                         867,808               ---
        Accrued salaries and payroll taxes                                                        75,575             7,031
        Other accrued liabilities                                                                (39,385)          (40,690)
        Short-term debt                                                                              ---           452,932
        Deferred revenue                                                                             ---        (7,002,192)
                                                                                            ------------     -------------
           Net cash provided by (used in) operating activities                                 3,182,671        (1,046,533)
                                                                                            ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                                            (790,187)       (1,913,372)
        Acquisition of leasehold improvements                                                        ---           (39,499)
        Investments in intangible assets                                                        (211,263)         (162,398)
        Proceeds from sale of equipment                                                            2,713             5,856
        Proceeds from sale of marketable securities                                           20,158,186               ---
        Proceeds from maturity of marketable securities                                       28,618,987           991,127
        Investment in marketable securities                                                  (48,659,233)       (3,191,584)
                                                                                            ------------     -------------
           Net cash used in investing activities                                                (880,797)       (4,309,870)
                                                                                            ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net cash provided by the issuance of common stock and
           exercise of stock options                                                             232,562           279,938
        Treasury stock acquired                                                                 (435,001)              ---
                                                                                            ------------     -------------
           Net cash provided by (used in) financing activities                                  (202,439)          279,938
                                                                                            ------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           2,099,435        (5,076,465)
                                                                                            ------------     -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                15,185,841        18,368,472
                                                                                            ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 17,285,276     $  13,292,007
                                                                                            ============     =============

                        See Notes to Financial Statements

                            ATRIX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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


NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories at September 30, 1998 and December 31, 1997 are as follows:

                                 September 30, 1998     December 31, 1997
                                 ------------------     -----------------
                  Raw Materials        $  1,659,131          $    563,503
                  Work in Process           691,324               500,198
                  Finished Goods            477,048               245,818
                                       ------------          ------------
                                       $  2,827,503          $  1,309,519
                                       ============          ============


NOTE 3.  MILESTONE PAYMENTS

         Pursuant to its agreement with Block Drug Company ("Block"), the Company received a $5,000,000 milestone payment on September 15, 1998 for the sale of marketing rights. The milestone payment was paid as a result of the U.S. Food and Drug Administration's ("FDA") September 4, 1998 approval for the ATRIDOX(TM) drug product. Total milestone payments for the nine months ended September 30, 1998 were $12,000,000.


NOTE 4. COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Accordingly, components of other comprehensive income (loss) are as follows:

                                                Balance January 1          Current Period Change      Balance September 30
                                               1998           1997         1998          1997           1998        1997
         Unrealized gain (loss) on
           securities                       $  (177,867)  $  (152,641)    $  555,810    $    57,795  $  377,943  $(94,846)
         Net income (loss)                                                 3,173,865     (1,477,164)
                                            -----------   -----------     ----------    -----------  ----------  --------
         Comprehensive income (loss)                                      $3,729,675    $(1,419,369)
                                            ===========   ===========     ==========    ===========  ==========  ========


NOTE 5.  INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share reflects the potential dilution of securities that could share in the earnings. For the periods presented, the effect of dilutive stock options is not significant and the effect of the assumed conversion of convertible subordinated notes would be antidilutive. Therefore, diluted income (loss) per share is not materially different from basic income (loss) per common share.

NOTE 6.  STOCK REPURCHASE

         In February 1998, the Company's Board of Directors authorized the Company to repurchase up to $10,000,000 of the Company's common stock. Pursuant to this program, the Company purchased 35,000 shares of the Company's common stock on the open market in the third quarter of 1998 for a total of approximately $435,000. The repurchase program expires on December 31, 1998.

NOTE 7.  SUBSEQUENT EVENT

         Pursuant to its agreement with Block Drug Company, the Company earned a $5,000,000 milestone payment on October 5, 1998. The milestone payment was earned as a result of Block's first commercial sale of the ATRIDOX(TM) drug product. This will bring total milestone payments earned in the year to $17,000,000.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 1997

         Total revenues for the three months ended September 30, 1998 were approximately $6,732,000 compared to approximately $1,010,000 for the three months ended September 30, 1997. The 567% increase was primarily due to the receipt of a $5,000,000 milestone payment from Block Drug Company ("Block") during the quarter related to the sale of marketing rights. Additionally, interest income earned increased significantly due to the increase in principal investments related to the November 1997 proceeds from issuance of 7% Convertible Subordinated Notes due 2004 (the "Convertible Notes").

         The Company had sales of approximately $572,000 during the three months ended September 30, 1998 compared to approximately $355,000 for the three months ended September 30, 1997. The 61% increase in sales was primarily the result of the addition of sales for the ATRIDOX(TM) product and the ATRISORB(R) FreeFlow GTR Barrier product both launched in September 1998.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $232,000 for the three months ended September 30, 1998 compared to approximately $368,000 for the three months ended September 30, 1997, representing a 37% decrease. The decrease was primarily due to the completion of several grants during 1997.

         Interest income for the three months ended September 30, 1998 was approximately $931,000 compared to approximately $315,000 for the three months ended September 30, 1997, representing a 196% increase. Interest income increased due to additions in principal investments as a result of the proceeds from the $50,000,000 convertible notes in the fourth quarter of 1997. In addition, $12,000,000 milestone payments were received under the Block Agreement in 1998. The majority of the Block milestone payments were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Research and development expenses - ATRIDOX(TM) product for the three months ended September 30, 1998 were approximately $503,000 compared to approximately $1,466,000 for the three months ended September 30, 1997, representing a 66% decrease. The decrease was the result of completion of clinical studies related to the ATRIDOX(TM) product in the prior year.

         Other research and development expenses for the three months ended September 30, 1998 were approximately $2,062,000 compared to approximately $1,576,000 for the three months ended September 30, 1997, representing a 31% increase. The increase was primarily a result of increased expenses associated with new research project opportunities.

         Interest expense for the three months ended September 30, 1998 was approximately $882,000 compared to approximately $7,000 for the three months ended September 30, 1997. The increase was due to the $50,000,000 convertible notes in the fourth quarter of 1997.

         Administrative and marketing expenses for the three months ended September 30, 1998 were approximately $545,000 compared to approximately $494,000 for the three months ended September 30, 1997, representing a 10% increase. The increase was primarily a result of administrative costs associated with the preparation for the ATRIDOX(TM) market launch.

         The Company recorded net income of approximately $2,386,000 for the three months ended September 30, 1998 compared to a net loss of approximately $(2,825,000) for the three months ended September 30, 1997, representing a 184% increase. The increase was primarily due to the receipt of a $5,000,000 milestone payment by Block during the quarter and increased interest income.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30, 1997


         Total revenues for the nine months ended September 30, 1998 were approximately $17,601,000 compared to approximately $9,959,000 for the nine months ended September 30, 1997, representing a 77% increase. The increase was primarily due to $12,000,000 milestone payments received under the Block Agreement in 1998. Additionally, interest income increased as a result of an increase in principal investments related to the proceeds from the Convertible Notes. The launching of Heska Periodontal Product in the fourth quarter of 1997, ATRIDOX(TM) and ATRISORB(R) FreeFlow GTR Barrier products launched in September 1998 also contributed to the increase in total revenues.

         The Company had sales of approximately $2,281,000 during the nine months ended September 30, 1998 compared to approximately $1,109,000 for the nine months ended September 30, 1997, representing a 106% increase. The increase in sales was primarily the result of the addition of sales for the Heska Periodontal Product launched in the fourth quarter of 1997, ATRIDOX(TM) and ATRISORB(R) FreeFlow GTR Barrier sales commencing September 1998 immediately following FDA approval for both products.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $424,000 for the nine months ended September 30, 1998 compared to approximately $657,000 for the nine months ended September 30, 1997, representing a 35% decrease. The decrease was primarily due to the completion of several grants during 1997.

         Interest income for the nine months ended September 30, 1998 was approximately $2,839,000 compared to approximately $1,109,000 for the nine months ended September 30, 1997, representing a 156% increase. Interest income increased due to additions in principal investments as a result of the proceeds from the $50,000,000 convertible notes in the fourth quarter of 1997 and the $12,000,000 milestone payments received under the Block Agreement in 1998. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts to fund the Company's short-term operations.

         Cost of goods sold recorded for the nine months ended September 30, 1998 was approximately $1,467,000 compared to approximately $867,000 for the period ended September 30, 1997, representing an increase of 69%. The increase is primarily related to sales commencing for the Heska Periodontal Product, ATRIDOX(TM) and ATRISORB(R) FreeFlow GTR Barrier products.

         Research and development expenses - ATRIDOX(TM) product for the nine months ended September 30, 1998 were approximately $2,657,000 compared to approximately $4,376,000 for the nine months ended September 30, 1997, representing a 39% decrease. This decrease is primarily the result of a shift in research efforts to new projects as a result of the issuance of a second quarter 1998 Approvable Letter and subsequent third quarter 1998 approval from the FDA for ATRIDOX(TM).

         Other research and development expenses were approximately $5,764,000 for the nine months ended September 30, 1998 compared to approximately $4,610,000 for the nine months ended September 30, 1997, representing a 25% increase. The increase was primarily a result of increased expenses associated with new research project opportunities.

         Interest expense for the nine months ended September 30, 1998 was approximately $2,670,000 compared to approximately $7,000 for the nine months ended September 30, 1997. The increase was due to the $50,000,000 convertible notes in the fourth quarter of 1997.

         Administrative and marketing expenses for the nine months ended September 30, 1998 were approximately $1,869,000 compared to approximately $1,576,000 for the nine months ended September 30, 1997, representing a 19% increase. The increase was primarily a result of administrative costs associated with the preparation for the ATRIDOX(TM) market launch.

         For the reasons described above, the Company recorded net income of approximately $3,174,000 for the nine months ended September 30, 1998 compared to a net loss of approximately $(1,477,000) for the nine months ended September 30, 1997, representing a 315% increase.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had cash and cash equivalents of approximately $17,285,000, marketable securities (at fair market value) of approximately $50,639,000 and other current assets of approximately $5,308,000 for total current assets of approximately $73,232,000. Current liabilities totaled approximately $2,485,000, which resulted in working capital of approximately $70,747,000.

         In September 1998, the Company renewed a $1,000,000 line of credit with a bank. Borrowings under the line bear interest at the prime rate. As of September 30, 1998, there were no borrowings outstanding under this agreement.

         During the nine months ended September 30, 1998, net cash provided by operating activities was approximately $3,183,000. This was primarily a result of the net income for the period of approximately $3,174,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

         Net cash used in investing activities was approximately $881,000 during the nine months ended September 30, 1998, primarily as a result of the net investment in marketable securities during the period and the acquisition of property, plant and equipment. Net cash used in financing activities was approximately $202,000 during the nine months ended September 30, 1998, primarily as a result of the repurchase of the Company's stock.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products. The Company expended approximately $790,000 for property, plant and equipment and leasehold improvements, and approximately $211,000 for patent development in the nine month period ending September 30, 1998. The Company expects its capital expenditures to approximate $1,800,000 for the year ended December 31, 1998, which will be used primarily to complete the automation of its manufacturing facility and to upgrade laboratory equipment.

         On September 4, 1998, the Company received FDA approval for the ATRIDOX(TM) drug product. The approval also resulted in the Company's receipt of a $5,000,000 milestone payment pursuant to the Company's agreement with Block which was received on September 15, 1998. Total milestone payments for the period ending September 30, 1998 were $12,000,000.

                           PART II - OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on form 8-K were filed during the period ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATRIX LABORATORIES, INC.
                                    (Registrant)


October 29, 1998                    By: /s/ John E. Urheim
                                        ---------------------------------------
                                        John E. Urheim
                                        Vice Chairman of the Board of
                                        Directors and Chief Executive Officer




October 29, 1998                    By: /s/ Brian G. Richmond
                                        ---------------------------------------
                                        Brian G. Richmond
                                        Vice President--Finance, Assistant
                                        Secretary, and Assistant Treasurer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule