Form 10-K
period 1998-12-31
ATRIX LABORATORIES INC
filed 1999-03-24
CIK 809875

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

             X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

                    Series A Preferred Stock Purchase Rights
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X        No
         ------        ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 19, 1999 was $144,102,697.

     The number of shares outstanding of the registrant's common stock as of February 19, 1999 was 11,414,075.

    Documents incorporated by reference:

    Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders scheduled to be held on April 25, 1999.

================================================================================

                                     PART I


    ITEM 1.  BUSINESS.

    OVERVIEW

    Atrix Laboratories, Inc. (the "Company"), originally named Vipont Research Laboratories, Inc., was formed in August 1986 as a Delaware corporation. The Company is engaged primarily in the research, development and commercialization of a broad range of dental, medical and veterinary products based on its proprietary biodegradable polymer drug delivery systems. The Company's primary focus to date has been the ATRIGEL(R) sustained release system. With the recent acquisition of ViroTex Corporation (see "Recent Developments"), the Company is also engaged in the research, development and commercialization of complementary proprietary drug delivery systems that provide topical and transmucosal delivery of medications requiring fast onset of action. Both ATRIGEL(R) and the topical and transmucosal drug delivery systems can be engineered for either local or systemic delivery of a variety of small molecules and peptides, proteins and vaccines.

    ATRIGEL(R) System

    The Company's patented ATRIGEL(R) system is comprised of biodegradable polymer formulations that are administered as flowable compositions (e.g., solutions, gels, pastes and putties), which solidify in situ upon contact with body fluids to form biodegradable implants. The ATRIGEL(R) system is designed to provide extended localized or systemic drug delivery in a single application, without the need for surgical implantation or removal. Depending on the intended use or the specific drug to be delivered via the ATRIGEL(R) system, the release and degradation rates of the system can be customized. The Company's business strategy is to develop and commercialize its proprietary ATRIGEL(R) system in dental, medical and veterinary applications. Key elements of the Company's business strategy are (i) to focus on the development and commercialization of periodontal products, (ii) to leverage its proprietary technology, (iii) to enhance development and commercialization efforts through third party collaborations, (iv) to expand its product portfolio through the acquisition of complementary technologies and/or products and (v) to retain manufacturing control of the Company's proprietary ATRIGEL(R) system.

    The Company currently markets two medical device products and two drug products. The ATRISORB(R) GTR Barrier, a biodegradable film utilizing the ATRIGEL(R) system, is a medical device used to aid in the guided tissue regeneration ("GTR") of a tooth's support following periodontal surgery. An improved version of the GTR barrier, the ATRISORB(R) FreeFlow GTR Barrier, was introduced in 1998. The Company is also developing the ATRISORB(R)-DOXY product, a second-generation GTR barrier that combines the benefits of the ATRISORB(R) GTR Barrier with the antibiotic doxycycline for improved clinical outcomes following periodontal surgery. The Company commenced pivotal trials for the ATRISORB(R)-DOXY product in July 1998 and expects to file for regulatory clearance in 1999. In September 1998, the Company received approval for its ATRIDOX(R) product, a new minimally invasive pharmaceutical treatment for periodontitis that employs the ATRIGEL(R) system containing the antibiotic doxycycline. In the veterinary field, the Company developed a product utilizing the ATRIGEL(R) system to treat periodontal disease in companion animals, which is being marketed by Heska Corporation ("Heska").

    In December 1996, the Company entered into a commercialization agreement with Block Drug Corporation ("Block"), a leading marketer of oral healthcare products. Under the current terms of the agreement (the "Block Agreement"), Block has acquired the exclusive North American rights to market the ATRIDOX(R) product, the ATRISORB(R) GTR Barrier and the ATRISORB(R)-DOXY product.

    Non-ATRIGEL(R) Systems

    The proprietary drug delivery systems obtained in the acquisition of ViroTex Corporation ("ViroTex") include three polymer-based drug delivery systems, a solvent/microparticle drug delivery system and a topical anesthetic depot delivery system. The polymer based drug delivery systems are the Bioerodible Mucoadhesive (BEMA(TM)) film, which adheres to the mucosal tissue of the mouth or vagina and allows the rapid or controlled delivery of medication through the tissue as the film dissolves away; the Mucocutaneous Absorption (MCA(TM)) system, a moisture resistant, film-forming gel or aerosol that binds drugs to the skin or mucosal tissue for more efficient drug delivery; and the Biocompatible Polymer ("BCP(TM)") system, which delivers drug to a wound and dries to a protective film to create an ideal moist environment for healing. The Solvent/Microparticle (SMP(TM)) system combines dissolved drug compounds with a microparticle suspension of the drug in a single formulation, allowing the medication to be delivered in two stages to improve the absorption of relatively insoluble active compounds. The Topical Anesthetic Depot ("TAD(TM)") delivery system is an anesthetic depot that enhances antiviral efficacy to provide prolonged relief from numbing, pain and itching through sustained delivery of a local anesthetic. ViroTex's first product, Viractin(R) Cold Sore & Fever Blister Medicine ("Viractin(R)"), launched in 1996, was developed using this system. ViroTex subsequently sold all of the rights to Viractin(R) to CEP Holdings, Inc. in July 1997.

    RECENT DEVELOPMENTS

    Acquisition of ViroTex Corporation. On November 24, 1998, the Company acquired ViroTex through the merger of its wholly owned subsidiary, Atrix Acquisition Corporation, with and into ViroTex. Upon consummation of the transaction, ViroTex became a wholly owned subsidiary of the Company. ViroTex commenced operations in May 1988 and developed over-the-counter and prescription products based on its proprietary drug delivery systems.

    Under the Agreement and Plan of Reorganization dated November 24, 1998 (the "Merger Agreement"), the stockholders of ViroTex received $6,351,867 in cash and 37,860 shares of the Company's common stock, $.001 par value (the "Common Stock"), valued at $389,958. In addition, the ViroTex stockholders are entitled to receive additional consideration of up to $3,000,000, payable in shares of Common Stock or cash, upon satisfaction of certain earn-out events set forth in the Merger Agreement related to the performance of certain products of ViroTex. The Company also issued a warrant to purchase 6,750 shares of Common Stock in replacement of a warrant to purchase shares of ViroTex common stock, and issued 113,229 stock options to purchase shares of Common Stock to replace certain options held by employees of ViroTex who became employees or consultants of the Registrant. Only stockholders of ViroTex who beneficially owned more than 1% of the total outstanding shares of ViroTex, on a fully diluted basis, as of November 24, 1998, are entitled to receive Common Stock. All other stockholders received cash in lieu of Common Stock. The consideration paid under the Merger Agreement was determined through arms-length negotiations between the parties and the cash portion of the purchase price was funded through the Company's cash on hand.

    In February 1999, the Company completed the transfer of certain equipment and personal property from ViroTex's facilities in The Woodlands, Texas to the Company's facilities in Fort Collins, Colorado. The Company closed the Woodland facility in March 1999.

    The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the provisions of the Merger Agreement filed as an exhibit to this Report.

    New Drug Application. On September 4, 1998, the United States Food and Drug Administration (the "FDA") approved the Company's New Drug Application ("NDA") for its lead product ATRIDOX(R), a minimally invasive subgingival antibiotic therapy for chronic adult periodontitis employing the ATRIGEL(R) system with the antibiotic doxycycline.

    ATRIX TECHNOLOGY

    ATRIGEL(R) System. The Company believes the ATRIGEL(R) system addresses many of the limitations associated with traditional drug delivery technologies. Most drugs are administered orally or by injection at intermittent and frequent doses. These routes of administration are not optimal for several reasons, including difficulty in maintaining uniform drug levels over time, problems with toxicity and side effects, high costs due to frequent administration and poor patient compliance. Furthermore, innovations in biotechnology have led to an increase in the number of protein and peptide drugs under development. These therapeutics, because of their larger molecular size and susceptibility to degradation in the gastrointestinal tract, often are required to be administered by multiple injections, usually in a hospital or other clinical setting. The ATRIGEL(R) system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds. In preclinical trials, the Company has demonstrated the ability of the ATRIGEL(R) system to deliver, both systemically and locally, various proteins and peptides, including hormones and growth factors. There can be no assurance, however, that products using the ATRIGEL(R) system will be successfully developed and approved or cleared for commercial use.

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

    o Broadly Applicable. The ATRIGEL(R) system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds. In preclinical models, the Company has demonstrated the ATRIGEL(R) system can be used to deliver proteins, peptides and other compounds that have formulation stability issues or short in-vivo half-lives.

    o Site Specific Drug Delivery. The ATRIGEL(R) system can be delivered directly to a target area, thus potentially achieving higher drug concentrations at the desired site of action and potentially minimizing systemic side effects. For example, the ATRIDOX(R) product delivers high concentrations of the antibiotic doxycycline to periodontal pockets with minimal systemic concentrations of the drug. In preclinical models, the Company has delivered several cancer drugs directly to tumors, achieving high local concentrations of the drugs with minimal systemic toxic side effects.

    o Systemic Drug Delivery. The ATRIGEL(R) system also can be used to provide sustained drug release into the systemic circulation for certain drugs. In these applications, for example, the entire body requires treatment, and the drug may not be active when given orally. For example, the Company is developing an ATRIGEL(R) formulation containing the hormone peptide leuprolide acetate as a systemic therapy for prostate cancer. In preclinical models, the Company has demonstrated the systemic delivery of peptides at therapeutic levels for up to 110 days from a single depot injection.

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

    The Company, through ViroTex, is developing or has developed the following proprietary drug delivery systems not based on the ATRIGEL(R) system.

    Other Polymer-Based Drug Delivery Systems. The Company is developing three polymer-based drug delivery systems: the Bioerodible Mucoadhesive ("BEMA(TM)") film, which delivers drug to the mucosal tissue (mouth and vagina) for localized drug delivery or through buccal tissue for systemic drug delivery; the Mucocutaneous Absorption ("MCA(TM)") system, which binds a drug to the skin and mucosal tissue; and the Biocompatible Polymer ("BCP(TM)") system, which forms a non-constricting, protective film for wound healing and delivers drug to a wound and the surrounding tissue. The polymers used in the BEMA(TM), MCA(TM) and BCP(TM) delivery systems are members of a class of polymers which have been previously approved by the FDA for human use in other applications.

    The BEMA(TM) film consists of a bi-layer or multi-layer film that adheres to mucosal surfaces with little or no foreign body sensation. The BEMA(TM) film is bioerodible with naturally occurring fluids and can provide drug delivery through the backing or the adhesive layer. The Company believes the BEMA(TM) delivery system represents a highly versatile delivery system for both systemic and localized delivery of drugs, peptides and proteins. The BEMA(TM) film can be cut into any shape or size, and its set-up time, biodegradability, taste and thickness all can be modified.

    The MCA(TM) delivery system delivers a resilient, strong bonding, moisture resistant film that can be applied in the form of a gel or aerosol spray. The Company believes the advantages of the MCA(TM) drug delivery system include its ability to bind a drug to the skin or mucosal surfaces, to adhere to dry, moist and wet surfaces, and preferred aesthetics when used on the skin or in the mouth.

    The BCP(TM) delivery system can be applied in liquid or gel form. The Company believes the advantage of the BCP(TM) delivery system is its ability to deliver locally a drug or compound to a wound or surrounding tissue, and then dry to a protective film, creating an ideal environment for wound healing and protecting against contamination and irritation.

    Solvent/Microparticle Drug Delivery System. The Company is developing a solvent/microparticle ("SMP(TM)") drug delivery system that provides controlled delivery of a pharmaceutical compound to the skin, even where the skin barrier is compromised or completely absent, such as in the case of a wound or lesion.

    The SMP(TM) delivery system is applied in a gel form and enhances solubility of relatively water-insoluble compounds. The SMP(TM) delivery system combines dissolved drug with a microparticle suspension of the drug in a single formulation. This formulation provides a two staged topical delivery in which the dissolved drug readily enters the skin while the microparticle drug is maintained above the top layer of the skin for later (sustained) delivery. The ratio of dissolved to microparticle drug is adjustable, depending on the drug to be delivered.

    Topical Anesthetic Depot Delivery System. The proprietary topical anesthetic depot ("TAD(TM)") delivery system enhances antiviral efficacy and creates a prolonged anesthetic effect (i.e., numbing, pain and itching relief) through sustained delivery of a local anesthetic to the skin. The TAD(TM) delivery system creates a depot of drug at the basal cell layer of the skin, the site at which the nerve endings interact with the epidermis and the primary site of viral replication. A double-blinded, placebo-controlled clinical study for the treatment of recurrent herpes labialis lesions (cold sores and fever blisters) exhibited a 30% reduction in healing time with an active formulation that incorporated the TAD(TM) delivery system versus a placebo. The Viractin(R) product was developed using this delivery system. In connection with the sale of Viractin(R) to CEP Holdings, Inc., ViroTex transferred all rights, title and interest to the TAD(TM) delivery system and received an exclusive license to use the technology in the topical treatment of diseases other than oral herpes lesions.

    PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

    The following table sets forth certain information about the Company's products and products under development based on the ATRIGEL(R) system.

                    PRODUCT                                     INDICATION                          STATUS(1)
                    -------                                     ----------                          ---------
Periodontal Applications:
      ATRIDOX(R)                              Antibiotic therapy for chronic               Marketed
                                              periodontitis                                Launched November 1998

      ATRISORB(R)GTR Barrier                  Tissue regeneration following periodontal    Marketed
                                              surgery                                      Launched 1996

      ATRISORB(R) Free Flow                   Tissue regeneration following periodontal    Marketed and launched in November
           GTR Barrier                        surgery                                      1998

      ATRISORB(R)-DOXY                        Tissue regeneration and infection            Pivotal clinical trials commenced
                                              reduction following periodontal surgery      July 1998

      ATRIGEL(R) system with                  Periodontal regeneration                     Preclinical development
           growth factors

Oncology Applications:
      ATRIGEL(R) system with leuprolide       Prostate cancer                              Phase I/II clinical trials began
           acetate                                                                         in 1999

Orthopedic Applications:
      ATRIGEL(R) system with growth           Tissue and bone regeneration                 Preclinical development
           factors

Veterinary Applications:
      Heska Periodontal Therapeutic           Periodontitis in companion animals           Marketed & launched December 1997

    ----------
    (1) See "Government Regulation."

    The following table provides a summary of the Company's products and products under development not based on the ATRIGEL(R) system, including drug class, anticipated year of introduction and corresponding delivery systems.

                PRODUCT                             INDICATION                              STATUS(1)
                -------                             ----------                              ---------
Dermatological Treatment
      SMP(TM) topical dapsone                Treatment of acne                  Phase I clinical trials
                                                                                Commenced May 1998
      BCP(TM) topical antibiotic             Infection protection               Future OTC product
      BCP(TM) wound wash                     Minor cuts and abrasions           Future OTC product
      Viractin(R) cream and gel              Cold sores and fever blisters      OTC, sold to JB Williams July
                                                                                1997, royalty through July 2002

Mucosal Applications
      BEMA(TM)  Dyclonine                    Canker sores and dental pain       Future OTC product
      MCA(TM) Benzocaine                     Canker sores                       Future OTC product

General Applications
      BEMA(TM)  systemic delivery            Several drugs under evaluation     Preclinical
      MCA(TM) external analgesic             Arthritis, muscle pain, bursitis   Future OTC product

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

    The ATRIDOX(R) Product. The ATRIDOX(R) product employs the ATRIGEL(R) system and the antibiotic doxycycline to form a product designed to control the bacteria that cause periodontal disease. The ATRIDOX(R) product is intended to add a new, minimally invasive pharmaceutical maintenance procedure to current periodontal treatment. The ATRIDOX(R) product is administered by a periodontist or a general dentist by inserting the liquid ATRIDOX(R) product into the periodontal pocket through a cannula. The liquid ATRIDOX(R) product solidifies in the periodontal pocket and then biodegrades as it releases doxycycline over a period of seven to ten days. On September 4, 1998 the Company received notice that the FDA had approved the NDA for the ATRIDOX(R) product.

    In connection with the Block Agreement, Block has the exclusive rights to market the ATRIDOX(R) product in North America. Block began introducing ATRIDOX(R) at dental professional meetings in October 1998, and began detailing ATRIDOX(R) to the U.S. dental profession in November 1998. The Company is currently considering various arrangements with respect to the marketing of the ATRIDOX(R) product in Europe.

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

    The ATRISORB(R) GTR Barrier is formed outside of the mouth using a sterile, single-use barrier forming kit. Once placed in the mouth over the periodontal defect, the semi-solid ATRISORB(R) GTR Barrier further solidifies upon contact with oral fluids to form a solid barrier that isolates the healing site in order to promote guided tissue regeneration. Sutures are not required to hold the barrier in place, which allows the ATRISORB(R) GTR Barrier to be placed in a shorter time relative to existing guided tissue regeneration barrier products. In addition, periodontists have the potential for treatment of multiple diseased sites in one surgical session and can form multiple barriers from a single kit, thereby reducing the inventory requirements and costs. Since the ATRISORB(R) GTR Barrier is biodegradable, a second surgery to remove the barrier is unnecessary.

    On March 22, 1996, the Company received a 510(k) premarket notification clearance from the FDA to market the ATRISORB(R) GTR Barrier in the United States. The Company received the CE Mark for the ATRISORB(R) product in December 1997, increasing from eight to seventeen countries in Europe where the product is cleared for sale. The CE Mark approval included a new in situ application technique allowing the direct placement of the liquid on bone graft material. On September 9, 1998 the Company received a 510(k) premarket notification clearance from the FDA to market this improved version of the ATRISORB(R) GTR Barrier in the United States, where it is being sold by Block as the ATRISORB(R) FreeFlow GTR Barrier. As of December 31, 1998 the Company had received clearance to market the ATRISORB(R) GTR Barrier in 29 foreign countries, with 3 applications pending. The Company expects to market the product in additional foreign countries; however, there can be no assurance that additional regulatory approvals or clearances will be obtained.

    The Company commenced commercial sales of the Atrisorb(R) GTR Barrier in the United States in the third quarter of 1996. Under the Block Agreement, Block has the exclusive rights to market the ATRISORB(R) GTR Barrier in North America. The Company currently markets the ATRISORB(R) GTR Barrier in Europe through independent distributors and is considering various marketing arrangements at this time. See "Collaborations."

    The ATRISORB(R)-DOXY Product. The ATRISORB(R)-DOXY product is under development by the Company to address infections following periodontal surgery. It has been shown clinically that post operative infections often lead to less than optimum healing. Medicinal agents such as doxycycline can be incorporated into the ATRISORB(R) GTR Barrier, which the Company believes could provide a drug delivery capability not feasible with other barriers currently on the market. As a result, the Company believes the ATRISORB(R)-DOXY product will contribute to better healing of the surgical site. The Company commenced a pivotal clinical trial of the ATRISORB(R)-DOXY product in July 1998. If clinical trials are successful, and if the ATRISORB(R)-DOXY product is approved for sale by the FDA, Block has the exclusive rights to market this product in North America.

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

         ORTHOPEDIC APPLICATIONS

    The Company is pursuing the use of its ATRIGEL(R) system to deliver tissue growth factors for a variety of product applications, including the healing of bone fractures and defects and the treatment of dermal ulcers and other soft tissue wounds. In the area of orthopedics, the Company is initially focusing on the development of the ATRIGEL(R) system for bone regeneration and orthopedic post-operative pain.

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

         VETERINARY APPLICATIONS

    In 1995, the Company signed an exclusive worldwide license agreement with Heska to develop a product to treat periodontal disease in companion animals. Under the terms of the agreement, the Company developed a subgingival therapy for periodontal disease in dogs and cats, comprised of the antibiotic doxycycline and the ATRIGEL(R) system. A New Animal Drug application ("NADA") was approved for this product on November 19, 1997 and the product was launched in December 1997. Heska has the worldwide rights to market this product, which is manufactured exclusively by the Company.

        DERMATOLOGY

    The Company is currently developing a proprietary prescription acne product that incorporates the novel anti-inflammatory and antimicrobial drug dapsone into the SMP(TM) drug delivery system. The Company has completed product formulation and stability studies, GMP manufacturing, preclinical irritation and toxicity studies, and in vitro skin permeation studies for such product. Phase I clinical trials of this product commenced in the second quarter of 1998.

    COLLABORATIONS

    Block Drug Agreement. On December 17, 1996, the Company entered into the Block Agreement pursuant to which Block acquired exclusive rights to market the ATRISORB(R) GTR Barrier products and the ATRISORB(R)-DOXY product, when and if approved, in North America, and the rights to market the ATRIDOX(R) product in the United States, with an option to acquire the rights to market the ATRIDOX(R) product in Canada and certain European countries. On September 12, 1997, Block exercised its option to market the ATRIDOX(R) product in Canada, but let its option lapse with respect to Europe.

    Under the Block Agreement, Block is responsible for sales and marketing for the products and will advise, consult and may financially support various aspects of the Company's dental research and development program. The Company also has the right to co-market the products if certain annual sales levels are not met. The Block Agreement provides for both milestone and royalty payments to the Company. The Block Agreement expires on a product-by-product and a country-by-country basis upon the expiration of the last applicable patent or loss of patent protection for a product in a given country. The first patent will expire in 2012. In addition, Block may terminate the Block Agreement at any time without cause upon 12-months written notice to the Company, if the Company commits a willful and material breach of the Block Agreement, or if the Company ceases to manufacture or supply the product to Block pursuant to the Block Agreement. The Company may terminate the Block Agreement if Block fails to make any required payment, if Block commits a willful and material breach of the Block Agreement, if Block ceases to offer the product for distribution, or if Block markets, distributes or sells a competitive product.

    PATENTS AND TRADEMARKS

    The Company considers patent protection and proprietary position to be materially significant to its business. As of December 31, 1998, the Company maintained 30 United States patents and 18 foreign patents, and has 25 United States and 40 foreign patent applications pending. A total of 3 U.S. patents and 14 U.S. pending patent applications are attributed to the acquisition of ViroTex during 1998. Claims contained in these patents and pending patent applications protect the Company's drug delivery technology and products based upon these technologies. These include the ATRIGEL(R) system developed by the Company, the BEMA(TM), MCA(TM), BCP(TM), and SMP(TM) technologies acquired through the acquisition of ViroTex, and the ATRISORB(R) GTR Barrier, ATRISORB(R) FreeFlow, and the ATRIDOX(R) products currently manufactured by the Company.

    Notwithstanding the Company's pursuit of patent protection, there is no assurance that others will not develop delivery systems, compositions and/or methods that infringe the Company's patent rights resulting from outright ownership or non-revocable exclusive licensure of patents that relate to the Company's delivery systems, composition and/or methods. In that event, such delivery systems, compositions and methods may compete with the Company's systems, compositions and methods and may adversely affect the operations of the Company. Further, there is no assurance that patent protection will afford adequate protection against competitors with similar systems, composition or methods, nor is there any assurance that the patents will not be infringed or circumvented by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could hamper the business of the Company. The Company also relies on its unpatented proprietary knowledge. No assurance can be given that others will not be able to develop substantially equivalent proprietary knowledge or otherwise obtain access to the Company's knowledge, or that the Company's rights under any patents will afford sufficient protection.

    In addition to patents, the Company also maintains several U.S. and numerous foreign trademark and service mark applications for registrations of its name, logo, drug delivery systems and products. These include 7 U.S. and 16 foreign issued trademarks with 3 U.S. and 22 foreign applications pending. The 3 U.S. pending trademark applications are attributed to the ViroTex purchase.

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

    GOVERNMENT REGULATION

    The research and development, preclinical studies and clinical trials, and ultimately, the manufacturing, marketing and labeling of the Company's products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Food, Drug and Cosmetic Act ("FD&C Act") and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval or clearance of the Company's products. Delays or rejections in obtaining regulatory approvals or clearances would adversely affect the Company's ability to commercialize any product the Company develops and the Company's ability to receive product revenues. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

          FDA REGULATION -- APPROVAL OF THERAPEUTIC PRODUCTS

    The Company's ATRIDOX(R) product is regulated in the United States as a drug. The steps ordinarily required before a drug may be marketed in the United States include (a) preclinical and clinical studies, (b) the submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission to the FDA of an NDA, and (e) FDA approval of the application, including approval of all labeling. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period, or anytime thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization.

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

    In March 1997, the Company submitted an NDA with the FDA for the ATRIDOX(R) product. The Company's NDA was accepted for filing by the FDA in June 1997. The Company filed the NDA based on the results of pivotal Phase III trials, which were completed in May 1996 and included data from 822 patients at 20 study sites. The Company received approval of the NDA on September 4, 1998.

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

          FDA REGULATION -- APPROVAL OF MEDICAL DEVICES

    The Company's ATRISORB(R) GTR Barrier product is regulated in the United States as a medical device. New medical devices are generally introduced to the market based on a premarket notification or 510(k) submission to the FDA in which the sponsor establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not required premarket approval. If the sponsor cannot demonstrate substantial equivalence, the sponsor will be required to submit a PMA, which generally requires preclinical and clinical trial data, to prove the safety and effectiveness of the device. The Company has received 510(k) clearances from the FDA for the ATRISORB(R) GTR Barrier and the ATRISORB(R) FreeFlow GTR Barrier, and is currently marketing these products in the United States.

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

          EUROPEAN REGULATION -- APPROVAL OF MEDICINAL PRODUCTS

    In 1993, legislation was adopted which established a new and amended system for the registration of medicinal products in the European Union ("EU"). A significant purpose of this system is to prevent the existence of essentially separate national approval systems which have been a major obstacle to harmonization. One of the most significant features of this new system is the establishment of a new European Agency for the Evaluation of Medicinal Products ("EMEA"). Under this new system, marketing authorization, broadly speaking, may be submitted at either a centralized, a decentralized or a national level.

    The centralized procedure is administered by the EMEA; this procedure is mandatory for the approval of biotechnology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the EU for the grant of a single marketing authorization which is valid in all EU Member States.

    A mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure, under the so-called "decentralized procedure." The decentralized procedure creates a new system for mutual recognition of national approvals and establishes procedures for coordinated EU action on product suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more Member States, certifying that identical dossiers are being submitted to all Member States for which recognition is sought. Within 90 days of receiving the application and assessment report, each Member State must decide whether to recognize the approval. The procedure encourages Member States to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure.

    The Company has chosen a decentralized procedure that utilizes a mutual recognition process for European regulatory filings and submitted the regulatory dossier to the Medicines Control Agency in the United Kingdom in October 1997. However, there can be no assurance that the chosen regulatory strategy will secure regulatory approvals or approvals of the applications submitted by the Company.

          EUROPEAN REGULATION -- APPROVAL OF MEDICAL DEVICES

    The Company's ATRISORB(R) GTR Barrier is regulated in Europe as a medical device. The EU has promulgated rules that require medical devices received by mid-June 1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Failure to receive the right to affix the CE Mark will prohibit a company from selling products in Member States of the EU. The Company has been certified as being in compliance with the ISO 9000 standards, one of the CE Mark certification prerequisites, and received the CE Mark for the ATRISORB(R) GTR Barrier in December 1997.

     REGULATORY CONSIDERATIONS FOR OTC DRUG PRODUCTS

     An over-the-counter drug ("OTC") may be lawfully marketed in one of three ways: (i) the drug is generally recognized as safe and effective ("GRAS/E"),
(ii) the drug is the subject of an approved NDA or (iii) the drug complies with a Tentative Final or Final Monograph published by FDA as part of the OTC Review. Prior FDA approval is required only if an NDA is submitted. A company makes the determination as to which route to market is the most appropriate. If a company determines that the drug product is GRAS/E or is covered in a monograph, it is the company's responsibility to substantiate the safety and efficacy of the formulation and that the dosage form and claims are applicable under GRAS/E or monograph status. Most OTC drug products are marketed pursuant to an FDA monograph.

     There are several other regulatory requirements applicable to all OTC drug products. These requirements pertain to labeling, drug registration and listing, and manufacturing. With regard to labeling, the regulations require certain language for statement of identity, net contents, adequate directions for use, and name and address of the manufacturer, and their placement on the finished package, as well as additional warning statements when relevant to the product. All OTC manufacturers must register their establishments with the FDA and submit to the FDA a list of products made within 5 days after beginning operations, as well as a list of products in commercial distribution. All registered establishments must be inspected by the FDA at least every 2 years. Lastly, OTC drug products must be manufactured in accordance with cGMP regulations. If the FDA finds a violation of cGMPs, it may enjoin a company's operations, seize product, or criminally prosecute the manufacturer.

    ADDITIONAL REGULATORY ISSUES

    Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent that claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and the FDA review of the product. This law also establishes a period of time following approval of a drug during which the FDA may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. There can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

    The National Institute of Health has been requested by the Department of Health and Human Services to submit proposals for addressing potential conflicts of interest in the biomedical research sector. Although the proposal request is aimed at establishing rules to treat potential abuses in the system without imposing unnecessary burdens and disincentives, there can be no assurance that any rules adopted will not adversely affect the Company's ability to obtain research grants. Various aspects of the Company's business and operations are regulated by a number of other governmental agencies including the Occupational Safety and Health Administration and the Securities and Exchange Commission.

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

    EMPLOYEES

    As of December 31, 1998, the Company employed 114 employees on a full-time basis and one person on a part-time basis. Of the 114 full-time employees, 99 are engaged in production, research and clinical testing and the remaining 15 are in administrative capacities. Sixteen employees have earned doctorate or advanced degrees. None of the Company's employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

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

    ITEM 2.  PROPERTIES.

    The Company leases approximately 25,200 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires on June 1, 2003. The Company has a one time right to terminate this lease on June 1, 2000. In addition, the Company leases an additional 4,000 square feet of space at the same location for preclinical and initial manufacturing activities, pursuant to a lease which expires on December 1, 1999.

    The Company owns a 24,800 square foot manufacturing facility in Fort Collins which it acquired in July 1996. As part of the building acquisition, the Company acquired two acres of vacant land, directly adjacent to the building. In August 1997, the Company acquired an additional 2.7 acres for possible future development or expansion of the Company.

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

                                     PART II

    ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is traded on The Nasdaq Stock Market under the symbol "ATRX". The following table sets forth, for the fiscal periods indicated, the range of high and low sales price per share of Common Stock, as reported on The Nasdaq Stock Market:

                                                       High           Low
                                                       ----           ---
                   1998:
                        First Quarter                $19 7/8        $ 12 1/4
                        Second Quarter                21 1/4          13 1/8
                        Third Quarter                 16 1/2          11
                        Fourth Quarter                13 1/2           7 5/8

                   1997:
                        First Quarter                $14 1/2        $ 10 1/8
                        Second Quarter                12 1/4           9
                        Third Quarter                 22 1/4          11
                        Fourth Quarter                23 7/8          12 3/8


    As of March 5, 1999, there were approximately 2,990 holders of record of the Common Stock.

    The Company has never paid cash dividends. The Company currently anticipates that it will retain all available funds for use in the operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

    RECENT STOCK SALES

    In connection with the ViroTex acquisition, the Company issued 37,860 shares of Common Stock, valued at $10.30 per share, to eleven principal stockholders of ViroTex, as partial consideration for the cancellation of their shares under the Merger Agreement. The Company also issued a warrant to purchase 6,750 shares of Common Stock at an exercise price of $12.94 per share, which expires on April 28, 2000 in replacement of a warrant to purchase shares of common stock of ViroTex. The foregoing transactions were made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2).

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


                                           Year            Year             Year            Year          Year
                                          Ended           Ended            Ended           Ended         Ended
                                       Dec. 31,        Dec. 31,         Dec. 31,        Dec. 31,      Dec. 31,
                                           1998            1997            1996            1995           1994
                                       ---------       ---------        ---------       ---------     ---------
                                                         (In thousands, except per share data)
Summary of Operations:
    Total revenues                      $ 21,073       $  9,849          $  1,640        $    580      $    713
    Total expenses                       (19,996)       (15,105)          (14,328)        (14,212)       (7,355)
    Other income (expense)                   404          1,389             1,256             974         1,102
    Income tax expense                       (48)            --                --              --            --
    Extraordinary gain
      on extinguishment of debt              257             --                --              --            --
                                        --------       --------          --------        --------      --------
    Net income (loss)                   $  1,690       $ (3,867)         $(11,432)       $(12,658)     $ (5,540)
                                        ========       ========          ========        ========      ========
Basic and diluted per common share:
    Income (loss) before
      extraordinary item                    $.13          $(.35)           $(1.13)         $(1.58)        $(.72)
    Extraordinary item                       .02             --                --              --            --
                                        --------       --------          --------        --------      --------
    Net income (loss)                       $.15          $(.35)           $(1.13)         $(1.58)        $(.72)
                                        ========       ========          ========        ========      ========

Basic and diluted weighted
    average shares outstanding            11,270         11,134            10,147           8,002         7,741
                                        ========       ========          ========        ========      ========

Balance Sheet Data:
    Working capital                     $ 63,121       $ 67,229          $ 24,669        $ 10,913      $ 12,616
    Total assets                          79,480         78,294            38,463          14,894        22,006
    Long-term obligations                 48,500         50,000                --              --            --
    Shareholders' equity                  28,422         26,703            30,284          12,807        21,191

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) whether the Company will receive, and the timing of, regulatory approvals or clearances to market potential products, (ii) the results of current and future clinical trials, and (iii) the time and expenses associated with the regulatory approval process for products. The success of the Company's business operations is, in turn, dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of the Company's marketing strategies to market its current and any future products, the Company's ability to manufacture products on a commercial scale, the appeal of the Company`s mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions as set forth under "Risk Factors" below. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


    OVERVIEW

    Since its inception, the Company has devoted its efforts and resources primarily to research and development of dental products. The Company has sustained losses in each year of its operations prior to 1998. The Company realized a net profit in 1998 primarily as a result of earning $17 million in milestone revenue from Block. The Block Agreement provides for potential milestone payments totaling up to $50 million to the Company over a three-to-five year period, as well as manufacturing margins and royalties on sales. As of December 31, 1998, the Company had recognized approximately $24.1 million in milestone revenue from Block.

    On November 24, 1998, the Company acquired ViroTex through a reverse subsidiary merger, resulting in ViroTex becoming a wholly-owned subsidiary of the Company. In connection with the transaction the Company recorded intangible assets of approximately $3,975,000 (made up of purchased technology, purchased royalty rights and goodwill) and a charge to income for purchased in-process research and development, in the amount of $3,050,000. The $3,050,000 charge to income for purchased in-process research and development was based upon an independent third party valuation using assumptions and methodologies commonly used by companies in calculating such charge to income. The Securities and Exchange Commission is reviewing the assumptions and methodology commonly used by companies in calculating such charges to income. While the Company believes that it has followed the Securities and Exchange Commission's guidelines in the valuation of in-process research and development, there can be no assurance that it has done so and if the Securities and Exchange Commission challenges such charges to income, the Company may be required to reclassify such charges to income.

    As a result of the ViroTex acquisition, the Company obtained four polymer- and solvent-based drug delivery technologies and four near-term OTC products for oral care and skin care, as well as two prescription products ready to enter Phase I Clinical Trials for oral care and severe acne. ViroTex's first product, Viractin(R) Cold Sore & Fever Blister Medicine ("Viractin(R)"), launched in 1996, was developed using this system. ViroTex subsequently sold all of the rights to Viractin(R) to CEP Holdings, Inc. in July 1997. The Company will continue to receive royalty payments on the sale of Viractin(R) through September 30, 2002. The Company believes the acquisition of ViroTex significantly strengthens the Company's research and development base, and creates both immediate and long-term opportunities to provide enabling bio-degradable drug delivery systems for a variety of medical, dental and veterinary applications.

    The Company anticipates that expenses for the year ending December 31, 1999 will increase as a result of increasing costs for product development, preclinical and clinical testing, regulatory affairs, manufacturing, commercial distribution activities, and general and administrative activities associated with the ATRIDOX(R) product, the ATRISORB(R) FreeFlow GTR Barrier, the ATRISORB(R) GTR Barrier and future products.

    At December 31, 1998 the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $42 million and approximately $1.6 million in research and development tax credits. These carryforwards will expire through 2012. The Company's ability to utilize its net operating loss, alternative minimum tax, and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986, as amended.

    The Company operates in a single reportable segment and all revenues from customers are from a similar group of periodontal products. Sales and milestone revenues from one customer amounted to $19,028,000 and $8,213,000 for the years ended December 31, 1998 and 1997, respectively. Contract revenues from three customers amounted to $198,000, $235,000 and $270,000 for the year ended December 31, 1996. Revenues from export sales to foreign customers amounted to approximately $557,000, $100,000 and $124,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

    RESULTS OF OPERATIONS

    Years Ended December 31, 1998 and 1997

    Total revenues for the year ended December 31, 1998 were approximately $21,073,000 compared to approximately $9,849,000 for the year ended December 31, 1997, representing a 114% increase. The increase was primarily due to $17,000,000 earned in milestone revenue under the Block Agreement in 1998. ATRIDOX(R) product sales and ATRISORB(R) FreeFlow GTR Barrier product sales, both commencing September 1998 also contributed to the increase in total revenues.

    The Company had revenue from product sales of approximately $3,451,000 for the year ended December 31, 1998 compared to approximately $1,895,000 for the year ended December 31, 1997, representing a 82% increase. The increase in sales was primarily the result of the market launch in September 1998 of the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product.

    Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system, and was approximately $622,000 for the year ended December 31, 1998, compared to approximately $854,000 for the year ended December 31, 1997, representing a 27% decrease. The decrease was primarily due to the completion of several research contracts during 1997.

    Sale of marketing rights represents milestone revenue the Company received pursuant to the Block Agreement during the year ended December 31, 1998. The Company expects to receive additional future revenue upon the achievement of other milestones under the Block Agreement, which could result in substantial payments.

    Cost of goods sold was approximately $2,250,000 for the year ended December 31, 1998 compared to approximately $1,533,000 for the year ended December 31, 1997, representing a 47% increase. The increase was primarily related to sales commencing in September 1998 for both the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product.

    Research and development expenses, which included activities for ATRIDOX(R) and other research activities, were approximately $12,189,000 for the year ended December 31, 1998 compared to approximately $11,545,000 for the year ended December 31, 1997, representing a 6% increase. The increase was primarily a result of additional expenditures in new areas of research using the Company's existing technology.

    The Company expensed $3,050,000 of the ViroTex purchase price, which was allocated to purchased in-process research and development projects, as of the date of acquisition. The charge to income was based upon an independent third party valuation.

    Administrative and marketing expenses were approximately $2,507,000 for the year ended December 31, 1998 compared to approximately $2,027,000 for the year ended December 31, 1997, representing a 24% increase. The primary reason for this increase was administrative costs associated with the preparation for the ATRIDOX(R) market launch.

    Investment income for the year ended December 31, 1998 was approximately $3,938,000 compared to approximately $1,726,000 for the year ended December 31, 1997, representing a 128% increase. Investment income increased due to additions in principal investments as a result of the proceeds from the sale of the Company's 7% Convertible Subordinated Notes (the "Notes"), which was completed in the fourth quarter of 1997, and the milestone payments received under the Block Agreement during 1998. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts and commercial paper to fund the Company's short-term operations.

    Interest expense for the year ended December 31, 1998 was approximately $3,575,000 compared to approximately $307,000 for the year ended December 31, 1997 representing a 1064% increase. The increase was due to the interest expense on the Notes.

    In December 1998, the Company repurchased $1,500,000, or 3%, of the Notes on the open market for $1,192,500. As a result, the Company reduced deferred finance charges by approximately $51,000 on a pro-rated basis and recognized an extraordinary gain of approximately $257,000. As of December 31, 1998, $48,500,000 of the Notes are outstanding.

    In January 1999, the Company repurchased $3,000,000, or 6%, of the Notes for $2,250,000. As a result, the Company recognized an extraordinary gain of approximately $650,000, net of deferred finance charges of $100,000.

    For the reasons described above, the Company recorded a net income of approximately $1,690,000 for the year ended December 31, 1998 compared to a net loss of approximately $3,867,000 for the year ended December 31, 1997, representing a 144% increase.

    Years Ended December 31, 1997 and 1996

    Total revenue for the year ended December 31, 1997 was approximately $9,849,000 compared to approximately $1,640,000 for the year ended December 31, 1996, representing a 501% increase. The increase in total revenue was primarily due to increases in sales and sale of marketing rights.

    The Company had sales of approximately $1,895,000 for the year ended December 31, 1997 compared to approximately $636,000 for the year ended December 31, 1996 representing a 198% increase. The increase was primarily due to the increased sales of the ATRISORB(R) GTR Barrier in the United States as a result of the Block Agreement and a new product released in the fourth quarter of 1997 and marketed by Heska.

    Contract revenue was approximately $854,000 for the year ended December 31, 1997 compared to approximately $1,004,000 for the year ended December 31, 1996, representing a 15% decrease. Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system. The decrease was primarily due to the completion of several research contracts during 1996.

    Sale of marketing rights represents milestone revenue the Company received pursuant to the Block Agreement during the year ended December 31, 1997. The Company earned $7,100,000 in milestone revenue for the year ended December 31, 1997. There was no revenue from the sale of marketing rights in 1996. The Company expects to receive additional revenue in the future upon the achievement of other milestones under the Block Agreement.

    Cost of goods sold was approximately $1,533,000 for the year ended December 31, 1997 compared to approximately $364,000 for the year ended December 31, 1996, representing a 321% increase. The increase was primarily due to the increased sales of the ATRISORB(R) GTR Barrier in the United States as a result of the Block Agreement and sales of a new product released in the fourth quarter of 1997 and marketed by Heska.

    Research and development expenses, which included activities for the ATRIDOX(R) product, the ATRISORB(R) GTR Barrier product and other research activities, for the year ended December 31, 1997 were approximately $11,545,000 compared to approximately $10,092,000 for the year ended December 31, 1996, representing a 14% increase. The increase was primarily a result of additional expenditures in new areas of research using the Company's existing technology.

    Administrative and marketing expenses were approximately $2,027,000 for the year ended December 31, 1997 compared to $3,872,000 for the year ended December 31, 1996, representing a 48% decrease. The primary reason for this decrease was the termination of the Company's sales and marketing expenses related to the ATRISORB(R) GTR Barrier, since Block marketed the product.

    Investment income for the year ended December 31, 1997 was approximately $1,726,000 compared to approximately $1,204,000 for the year ended December 31, 1996, representing a 43% increase. Investment income increased due to additions in principal investments as a result of the proceeds from the Company's Note offering completed in the fourth quarter of 1997 and the $7,100,000 payment received under the Block Agreement. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts and commercial paper to fund the Company's short-term operations.

    Interest expense for the year ended December 31, 1997 was approximately $307,000 compared to zero for the year ended December 31, 1996. The increase was due to the interest expense on the $50,000,000 Notes issued in the fourth quarter of 1997.

    During 1996, the Company recorded a one-time non-cash charge of approximately $585,000 for compensation expense associated with the cancellation of certain employee incentive stock options with a five year term and the issuance of new non-qualified stock options that extended the term to ten years.

    The Company recorded a net loss of approximately $3,867,000 for the year ended December 31, 1997 compared to a net loss of approximately $11,432,000 for the year ended December 31, 1996, representing a 66% decrease. The reduction in net loss was primarily the result of the receipt of the milestone payment of $7,100,000 from Block.

    LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had cash and cash equivalents of approximately $18,557,000, marketable securities of approximately $37,103,000, accounts receivable of approximately $5,937,000, inventory of approximately $2,564,000, and other current assets of approximately $1,518,000, for total current assets of approximately $65,678,000. Current liabilities totaled approximately $2,557,000, which resulted in working capital of approximately $63,121,000.

    In September 1998, the Company renewed a $1,000,000 line of credit with a bank. Borrowings under the line bear interest at the prime rate. As of December 31, 1998, there were no borrowings outstanding under this credit agreement.

    In November 1997, the Company issued $50,000,000 in principal amount of the Notes. Interest is payable semi-annually and the Notes mature on December 1, 2004. The Notes are convertible, at the option of the holder, into Common Stock at a conversion price of $19.00 a share, subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the Company's option at any time on or after December 5, 2000. In December 1998, the Company purchased $1,500,000 in principal amount of the Notes on the open market for approximately $1,193,000 and subsequently cancelled the repurchased Notes. Through the purchase of these Notes, the Company reduced deferred finance charges by approximately $51,000 on a pro-rated basis and recognized an extraordinary gain of approximately $257,000. As of December 31, 1998, $48,500,000 of the Notes remain outstanding.

    During the year ended December 31, 1998, net cash used in operating activities was approximately $1,176,000. This was primarily a result of the net income for the period of approximately $1,690,000 which is offset by certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows. Net cash provided by investing activities was approximately $7,157,000 during the year ended December 31, 1998, primarily as a result of the net proceeds received from the maturity and sale of various marketable securities during the period. Significant uses of cash for investing activities during the year ended December 31, 1998 included the acquisition of property, plant and equipment and the acquisition of ViroTex. Net cash used in financing activities was approximately $2,610,000 during the year ended December 31, 1998, primarily as a result of the retirement of $1,500,000 in principal amount of Notes and the repurchase of the Common Stock.

    FUTURE CAPITAL REQUIREMENTS

    The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval and clearance applications, the development of the Company's commercial manufacturing facilities, including the expansion or possible construction of an administrative and laboratory facility on land adjacent to its manufacturing facility, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products. The Company expended approximately $1,004,000 for property, plant and equipment, approximately $213,000 for patent development, and approximately $3,976,000 for the acquisition of ViroTex in the year ended December 31, 1998.

    The Company expects to continue to incur substantial expenditures for research and development, testing, regulatory compliance and to hire additional management, scientific, manufacturing and administrative personnel. The Company will also continue to expend a significant amount of funds in its ongoing clinical studies. Depending on the results of the Company's research and development activities, the Company may determine to accelerate or expand its efforts in one or more of its proposed areas and may, therefore, require additional funds earlier than previously anticipated. Management believes that the proceeds of the Note Offering, together with existing cash resources, will be sufficient to fund its operations through 1999. However, there can be no assurance that underlying assumed levels of revenue and expense will prove accurate.

    The Company believes that it is advisable to augment its cash in order to fund all of its activities, including potential product acquisitions. Therefore, the Company will consider raising cash whenever market conditions are favorable. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. In addition, in the course of its business, the Company evaluates products and technologies held by third parties which, if acquired, could result in the development of product candidates by the Company or which complement technologies currently being developed by the Company. The Company expects, from time to time, to be involved in discussions with other entities concerning the Company's potential acquisition of rights to additional pharmaceutical products. In the event that the Company acquires such products or third party technologies, the Company may find it necessary or advisable to obtain additional funding.

    IMPACT OF INFLATION

    Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

    YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is currently engaged in a two-phase process to evaluate its internal status with respect to the Year 2000 issue. In the first phase, which the Company expects to complete in the second quarter of fiscal 1999, the Company is conducting an evaluation of its systems, including both information technology ("IT") systems and non-IT systems such as hardware and manufacturing equipment containing embedded technology, for Year 2000 compliance. The Company has completed a significant portion of this phase to date, and systems that have been evaluated are either Year 2000 compliant or are expected to be made compliant at an immaterial cost to the Company. Although the Company does not expect that the impact of the Year 2000 issue will be material in systems still under evaluation, there can be no assurance that the Company will not discover Year 2000 issues in the course of its evaluation process that would have a material adverse effect on the business, financial condition or results of operations of the Company.

    Phase two of the process, which is expected to be completed during the fourth quarter of fiscal 1999, will involve taking any needed corrective action to bring systems into compliance and to develop a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. As part of this phase, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

    To date, the costs incurred by the Company with respect to this process have not been material. Future costs will remain difficult to estimate until the completion of phase one; however, the Company does not currently anticipate that such costs will be material.

    Concurrently with the two-phase analysis of its internal systems, the Company has begun to survey third-party entities with which the Company transacts business, including critical vendors and financial institutions, for Year 2000 compliance. The Company expects to complete this survey in the second quarter of fiscal 1999. At this time the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the business, financial condition or results of operations of the Company, and there can be no assurance that the impact, if any, will not be material.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement, which will be effective for the year 2000, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. The Company does not utilize hedges or derivative instruments and will not be impacted by this Statement.

    RISK FACTORS

    In addition to the other information contained in this Report, the Company cautions stockholders and potential investors that the following important factors, among other, in some cases have affected, and in the future could affect, the Company's actual results of and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, on, or on behalf of, the Company. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

    o Delay, difficulty or failure in obtaining regulatory approval or clearance to market additional products; including delays or difficulties in development because of insufficient proof of safety or efficacy.

    o Substantial manufacturing and marketing expenses to be incurred in the commercial launch of the ATRIDOX(R) product and commercializing future products.

    o Failure of corporate partners to develop or commercialize successfully the Company's products or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between the Company and such corporate partners.

    o The Company's limited experience in the sale and marketing of its products; dependence on Block to establish effective marketing, sales and distribution capabilities for the ATRIDOX(R) product, the ATRISORB(R) GTR Barrier products and the ATRISORB(R)-DOXY product in North America. Failure to internally develop marketing channels for the ATRISORB(R) GTR Barrier products, the ATRISORB(R)-DOXY product and the ATRIDOX(R) product in Europe.

    o The ability to obtain, maintain and prosecute intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity.

    o Limited experience in manufacturing products on a commercial scale; failure to manufacture present and future products in compliance with applicable regulations and at an acceptable cost.

    o Cancellation or termination of material collaborative agreements (including the Block Agreement) and the resulting loss of research or other funding, or marketing, sales and distribution capabilities.

    o Access to the pharmaceutical compounds necessary to successfully commercialize the ATRIGEL(R) system or other delivery systems currently in development.

    o Competitive or market factors that may cause use of the Company's products to be limited or otherwise fail to achieve broad acceptance.

    o The ability to attract and retain highly qualified management and scientific personnel.

    o Difficulties or high costs of obtaining adequate financing to fund future research, development and commercialization of products.


    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio of cash equivalents and marketable securities. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. Due the nature of the Company's investments portfolio, the investment portfolio contains instruments that are primarily subject to interest rate risk.

    Interest Rate Risk. The Company's investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of durations ranging from one to four years. The market value of these bonds are subject to interest rate risk, and could decline in value if interest rates decrease. To mitigate the impact of fluctuations in cash flow, the Company maintains substantially all of its debt instruments as fixed rate. The portion maintained as fixed rate is dependent on many factors including judgments as to future trends in interest rates.

    The Company's investment portfolio also includes equity interests in United States government and agency bond funds. The value of these equity interests is also subject to interest rate risk.

    The Company regularly assesses the above-described market risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company's investment policy restricts investments to U.S. Government or government backed securities, or the highest rated commercial paper (A1P1) only. As a result, the Company does not anticipate any material losses in these areas.

    For disclosure purposes, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents and long-term and short-term debt instruments.

    To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 1998. The fair values that result from these computations are compared with the fair values of these financial instruments at December 31, 1998. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at December 31, 1998 are as follows:

             Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $300,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $300,000 per year. The Company maintains a portion of its financial instruments, including long-term debt instruments of $4.9 million at December 31, 1998, at variable interest rates. If interest rates were to increase 10%, the impact of such instruments on cash flows or earnings would not be material.

    The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of the Company's assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities owned by the Company.

    The market price of the Notes generally changes in parallel with the market price of the Common Stock. When the Common Stock price increases, the price of the Notes generally increases proportionally. Fair market price of the Notes can be determined from quoted market prices, where available. The fair value of the Company's long-term debt was estimated to be $36,375,000 at December 31, 1998 and is lower than the carrying value by $12,125,000. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in the Company's weighted average long term borrowing rate and a 1% decrease in quoted market prices, or $1,000,000.

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 25, 1999 regarding directors and officers of the Company and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference in response to this item.

    ITEM 11.  EXECUTIVE COMPENSATION.

    The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 25, 1999 regarding executive compensation is incorporated herein by reference in response to this item.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 25, 1999 regarding security ownership of certain beneficial owners and management is hereby incorporated herein by reference in response to this item.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders scheduled to be held on April 25, 1999 regarding certain relationships and related transactions is hereby incorporated herein by reference in response to this item.

                                     PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents of the Company are filed as part of this Report:

                  1.       Financial Statements

                           Independent Auditors' Report
                           Balance Sheets - December 31, 1998 and 1997
                           Statements of Operations - Years Ended December 31,
                              1998, 1997 and 1996
                           Statements of Changes in Shareholders' Equity - Years
                             Ended December 31, 1998, 1997 and 1996
                           Statements of Cash Flows - Years Ended December 31,
                             1998, 1997 and 1996
                           Notes to the Financial Statements

                  2.       Financial Statement Schedules

                           Schedules for which provision is made in the
                  applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the information related is contained elsewhere in the financial statements.

                  3.       Exhibits

                  Exhibit No.                  Description

                      2.1 Agreement and Plan of Reorganization dated November 24, 1998 by and among Atrix Laboratories, Inc., Atrix Acquisition Corporation and ViroTex Corporation(6)

                      2.2 Certificate of Merger of Atrix Acquisition Corporation into ViroTex Corporation dated November 24, 1998(6)

                      3.1    Amended and Restated Certificate of Incorporation*

                      3.2    Seventh Amended and Restated Bylaws(1)

                      4.1    Form of Common Stock Certificate(2)

                      4.2 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust company of California, N.A., as trustee thereunder(4)

                      4.3    Form of Note (included in Indenture, see Exhibit
                             4.2)

                      4.4 Rights Agreement (including form of Right Certificate, as Exhibit A, and form of Summary of Rights, as Exhibit B)(5)

                      4.5 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited*

                     10.1 Employment Agreement between Registrant and John E. Urheim dated June 4, 1993(2)

                     10.2 Lease Agreement dated May 11, 1991 between the Registrant and GB Ventures(2)

                     10.3 Agreement dated December 16, 1996 between the Registrant and Block Drug Corporation ("Block Agreement")(3)**

                     10.3A First Amendment to Block Agreement dated June 10, 1997*,**

                     10.3B Second Amendment to Block Agreement dated July 31, 1997*,**

                     10.3C Third Amendment to Block Agreement dated February 4, 1998*,**

                     10.3D Fourth Amendment to Block Agreement dated January 12, 1999*,**

                     10.3E Fifth Amendment to Block Agreement dated January 27, 1999*,**

                     10.4 Registration Rights Agreement, dated as of November 15, 1997, by and among Registrant and NationsBanc Montgomery Securities, Inc. and SBC Warburg Dillon Read, Inc.(4)

                     10.5 Amended and Restated Performance Stock Option Plan, as amended.*

                     10.6    Non-Qualified Stock Option Plan, as amended.*

                     10.7 Employment Agreement between Registrant and Dr. J. Steven Garrett dated April 17, 1995*

                     10.8 Employment Agreement between Registrant and Rees M. Orland dated January 1, 1996*

                     10.9 Employment Agreement between Registrant and Dr. David W. Osborne dated November 24, 1998*

                     10.10 Employment Agreement between Registrant and Dr. Richard L. Jackson dated November 1, 1998*

                     21      Subsidiaries of the Registrant*

                     23      Consent of Deloitte & Touche LLP*

                     27      Financial Data Schedule*

-------------------
 *  Filed herewith.
**  Confidential treatment requested.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.
(3) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1996, as amended on May 20, 1998, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference to Registrant's Registration Statement on Form 8-A, file number 000-18231.
(6) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 24, 1998, as filed with the Securities and Exchange Commission.

         (b)      Reports on Form 8-K:

                  1. A current report on Form 8-K, dated November 24, 1998, was filed with the Securities and Exchange Commission under
                      Item 2 regarding the acquisition of ViroTex.

                            FINANCIAL STATEMENT INDEX


                                                                                             Page
                                                                                             ----
    INDEPENDENT AUDITORS' REPORT                                                          F-2

    FINANCIAL STATEMENTS:
      Balance Sheets - December 31, 1998 and 1997                                         F-3

      Statements of Operations - Years Ended December 31, 1998,
        1997 and 1996                                                                     F-4

      Statements of Changes in Shareholders' Equity - Years Ended
        December 31, 1998, 1997 and 1996                                                  F-5

      Statements of Cash Flows - Years Ended December 31, 1998,
       1997 and 1996                                                                      F-6

      Notes to the financial statements                                                   F-7- F-19

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Atrix Laboratories, Inc. Fort Collins, Colorado


        We have audited the accompanying balance sheets of Atrix Laboratories, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Denver, Colorado
March 3, 1999

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                             December 31,            December 31,
                                                                                                1998                     1997
                                                                                          -----------------       -----------------
    CURRENT ASSETS:
     Cash and cash equivalents                                                            $   18,556,641          $      15,185,841
     Marketable securities, at fair market value                                              37,102,867                 50,233,553
     Accounts receivable, net of allowance for doubtful accounts
         of $49,165 and $111,479                                                               5,937,446                  1,553,427
     Interest receivable                                                                         664,374                    340,346
     Inventories                                                                               2,563,536                  1,309,519
     Prepaid expenses and deposits                                                               853,266                    196,574
                                                                                          --------------          -----------------
         Total current assets                                                                 65,678,130                 68,819,260
                                                                                          --------------          -----------------

    PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                                             9,504,581                  8,332,671
     Leasehold improvements                                                                      605,107                    605,107
                                                                                          --------------          -----------------
         Total property plant and equipment                                                   10,109,688                  8,937,778
     Accumulated depreciation and amortization                                                (2,978,121)                (2,381,908)
                                                                                          --------------          -----------------
     Property, plant and equipment, net                                                        7,131,567                  6,555,870
                                                                                          --------------          -----------------

    OTHER ASSETS:
     Intangible assets, net of accumulated amortization of $522,314 and $96,355                5,049,493                  1,024,953
     Deferred finance costs, net of accumulated amortization of $252,131 and $22,814           1,620,412                  1,893,576
                                                                                          --------------          -----------------
         Total other assets                                                                    6,669,905                  2,918,529
                                                                                          --------------          -----------------
                 TOTAL ASSETS                                                             $   79,479,602            $    78,293,659
                                                                                          ==============          =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
     Accounts payable - trade                                                             $    1,650,490            $     1,052,362
     Interest payable                                                                            279,039                    287,671
     Accrued salaries and payroll taxes                                                          263,204                    155,200
     Other accrued liabilities                                                                   210,869                     95,508
     Deferred revenue                                                                            153,602                         --
                                                                                          --------------          -----------------
         Total current liabilities                                                             2,557,204                  1,590,741
                                                                                          --------------          -----------------

    CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                    48,500,000                 50,000,000
                                                                                          --------------          -----------------

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding                                                --                         --
     Common stock, $.001 par value; 25,000,000
         shares authorized; 11,360,672 and  11,177,261 shares
         issued; 11,203,672 and 11,177,261 shares outstanding                                     11,361                     11,177
     Additional paid-in capital                                                               74,822,942                 73,224,442
     Treasury stock, 157,000 shares, at cost                                                  (1,650,564)                        --
     Accumulated other comprehensive loss                                                        (96,553)                  (177,867)
     Accumulated deficit                                                                     (44,664,788)               (46,354,834)
                                                                                          --------------          -----------------
         Total shareholders' equity                                                           28,422,398                 26,702,918
                                                                                          --------------          -----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   79,479,602           $     78,293,659
                                                                                          ==============          =================

                      See notes to the financial statements

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS

                                                                     Year Ended           Year Ended           Year Ended
                                                                     December 31,         December 31,         December 31,
                                                                        1998                 1997                  1996
                                                                    -------------        -------------        -------------
REVENUE:
     Sales                                                            $ 3,451,148         $ 1,895,179            $  635,517
     Contract revenue                                                     621,771             854,081             1,004,201
     Sale of marketing rights                                          17,000,000           7,100,000                    --
                                                                    -------------        -------------        -------------
           Total revenue                                               21,072,919           9,849,260             1,639,718
                                                                    -------------        -------------        -------------

OPERATING EXPENSES:
     Cost of goods sold                                                 2,249,776           1,533,441               363,517
     Research and development                                          12,189,212          11,544,593            10,091,736
     Purchased in-process research and development                      3,050,000                  --                    --
     Administrative and marketing                                       2,506,879           2,027,034             3,872,425
                                                                    -------------        -------------        -------------
           Total operating expenses                                    19,995,867          15,105,068            14,327,678
                                                                    -------------        -------------        -------------
INCOME (LOSS) FROM OPERATIONS                                           1,077,052          (5,255,808)          (12,687,960)
                                                                    -------------        -------------        -------------

OTHER INCOME (EXPENSE):
     Investment income                                                  3,937,780           1,725,838             1,204,352
     Interest expense                                                  (3,574,906)           (306,950)                   --
     Other                                                                 41,625             (29,797)               51,455
                                                                    -------------        -------------        -------------
           Total other income                                             404,499           1,389,091             1,255,807
                                                                    -------------        -------------        -------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                1,481,551          (3,866,717)          (11,432,153)
     Income tax - current expense                                         (48,183)                 --                    --
                                                                    -------------        -------------        -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 1,433,368          (3,866,717)          (11,432,153)
     Extraordinary gain on extinguishment of debt                         256,678                  --                    --
                                                                    -------------        -------------        -------------
ET INCOME (LOSS)                                                      $ 1,690,046         $(3,866,717)         $(11,432,153)
                                                                    =============        =============        ==============
Basic and diluted earnings per common share:
     Income (loss) before extraordinary item                             $    .13           $    (.35)             $  (1.13)
     Extraordinary item                                                       .02                  --                    --
                                                                    -------------        -------------        -------------
     Net income (loss)                                                   $    .15           $    (.35)            $   (1.13)
                                                                    =============        =============        =============
Basic and diluted weighted average common shares
outstanding                                                            11,269,981          11,133,669            10,146,703
                                                                    -------------        -------------        -------------

                     See notes to the financial statements.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                  Common Stock            Additional     Accumulated      Accumulated     Treasury      Total
                                                            Paid-in        Deficit           Other         Stock     Shareholders'
                                                            Capital                      Comprehensive                  Equity
                                                                                             Loss
                                 Shares       Amount
                              ----------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1995               8,433,296     $ 8,433    $43,889,473    $(31,055,964)        $(35,176)  $       ---   $ 12,806,766

Comprehensive loss:
     Net loss                         ---         ---            ---     (11,432,153)             ---           ---    (11,432,153)
     Other comprehensive loss
       -   Unrealized loss on         ---         ---            ---             ---         (117,465)          ---       (117,465)
           investments                                                                                            ________________
Total comprehensive loss                                                                                               (11,549,618)
Exercise of stock options          92,828          93        597,824             ---              ---           ---        597,917

Issuance for cash               2,587,500       2,588     27,841,389             ---              ---           ---     27,843,977

Compensation-stock options            ---         ---        584,588             ---              ---           ---        584,588

                              ----------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1996              11,113,624      11,114     72,913,274     (42,488,117)        (152,641)          ---     30,283,630

Comprehensive loss:

     Net loss                         ---         ---            ---      (3,866,717)             ---           ---     (3,866,717)

     Other comprehensive loss
       -   Unrealized loss on         ---         ---            ---             ---          (25,226)          ---        (25,226)
           investments                                                                                            ________________
Total comprehensive loss                                                                                                (3,891,943)

Exercise of stock options          63,637          63        311,168             ---              ---           ---        311,231
                              ----------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1997              11,177,261      11,177     73,224,442     (46,354,834)        (177,867)          ---     26,702,918

Comprehensive income:

     Net income                       ---         ---            ---       1,690,046              ---           ---      1,690,046

     Other comprehensive Income
       -   Unrealized gain on         ---         ---            ---             ---           81,314           ---         81,314
           investments                                                                                            ________________
Total comprehensive income                                                                                               1,771,360

Exercise of stock options         145,212         146        228,686             ---              ---           ---        228,832

Issuance for employee stock

purchase plan                         339         ---          4,557             ---              ---           ---          4,557

Issuance for acquisition:

     Common stock                  37,860          38        389,920             ---              ---           ---        389,958

     Stock options                    ---         ---        921,370             ---              ---           ---        921,370

     Warrants                         ---         ---         30,555             ---              ---           ---         30,555

Compensation-stock options            ---         ---         23,412             ---              ---           ---         23,412

Purchase of treasury stock       (157,000)        ---            ---             ---              ---    (1,650,564)    (1,650,564)
                              ----------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1998              11,203,672     $11,361    $74,822,942    $(44,664,788)        $(96,553)  $(1,650,564)   $28,422,398
                              ====================================================================================================

                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended           Year Ended           Year Ended
                                                                       December 31, 1998    December 31, 1997   December 31, 1996
                                                                       -----------------    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $ 1,690,046        $  (3,866,717)        $ (11,432,153)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation                                                          927,619              765,735               554,595
        Amortization                                                          390,252               58,464                56,623
        Loss (gain) on sale of property, plant and equipment                   45,031               76,889                (3,017)
        Gain on sale of marketable securities                                 (28,186)                  --               (36,419)
        Write-off of obsolete patents                                          32,226                   --                29,579
        Purchased in-process research and development                       3,050,000                   --                    --
        Compensation - stock options                                           23,412                   --               584,588
        Extraordinary gain on extinguishment of debt                         (256,678)                  --                    --
     Net changes in operating assets and liabilities, net of
       effects of ViroTex acquisition:
        Restricted cash equivalents                                                --            7,000,000            (7,000,000)
        Accounts receivable                                                (4,334,019)            (872,137)             (490,625)
        Interest receivable                                                  (324,028)            (186,218)              (41,825)
        Inventories                                                        (1,254,017)          (1,006,014)             (101,241)
        Prepaid expenses and deposits                                        (649,997)             104,747               271,430
        Accounts payable - trade                                             (466,755)             119,215              (929,703)
        Interest payable                                                       (8,632)             287,671                    --
        Accrued salaries and payroll taxes                                    (13,528)              66,332                16,669
        Other accrued liabilities                                            (152,428)             (60,149)                3,549
        Deferred revenue                                                      153,602           (7,002,192)            7,002,192
                                                                       -----------------    -----------------   -----------------
            Net cash used in operating activities                          (1,176,080)          (4,514,374)          (11,515,758)
                                                                       -----------------    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant and equipment                        (1,004,291)          (2,623,291)           (4,293,064)
       Acquisition of leasehold improvements                                       --              (39,499)              (59,418)
       Investment in patents                                                 (213,189)            (203,854)             (220,677)
       Proceeds from sale of property, plant and equipment                      2,725               30,855               253,835
       Proceeds from sale of marketable securities                         20,130,000            2,025,000             1,000,000
       Proceeds from maturity of marketable securities                     48,043,018                   --             4,070,501
       Investment in marketable securities                                (54,968,515)         (46,252,309)             (234,328)
       Acquisition of ViroTex - net of cash acquired                       (4,833,192)                  --                    --
                                                                       -----------------    -----------------   -----------------
           Net cash provided by (used in) investing
            activities                                                      7,156,556          (47,063,098)              516,849
                                                                       -----------------    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                  233,388              311,231            28,441,894
      Proceeds from issuance of convertible subordinated
       notes                                                                       --           50,000,000                    --
      Purchased convertible long term debt                                 (1,192,500)                  --                    --
      Payment of finance costs                                                     --           (1,916,390)                   --
      Acquisition of treasury stock                                        (1,650,564)                  --                    --
                                                                       -----------------    -----------------   -----------------
          Net cash provided by (used in) financing
           activities                                                      (2,609,676)          48,394,841            28,441,894
                                                                       -----------------    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,370,800           (3,182,631)           17,442,985
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             15,185,841           18,368,472               925,487
                                                                       -----------------    -----------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 18,556,641          $15,185,841           $18,368,472
                                                                       =================    =================   =================
      Supplemental cash flow information:
                - Cash paid for interest:                                $  3,569,421          $    19,279           $     2,502
                                                                       =================    =================   =================

Non cash activities - In 1998, the Company issued common stock, warrants, and stock options valued at $1,341,883 in connection with the acquisition of ViroTex.

                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.

                       NOTES TO THE FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Atrix Laboratories, Inc. (the "Company") was incorporated in 1986. The Company is engaged in research, development and commercialization of a broad range of dental, medical and veterinary products based on its proprietary sustained release biodegradable polymer drug delivery system, trade-named ATRIGEL(R). The Company commenced sales of its first product, the ATRISORB(R) GTR Barrier in both the United States and Europe during 1996. In 1997, the Company commenced sales of a product to treat periodontal disease in companion animals. In 1998, the Company launched the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product. The majority of Atrix's other products are in either the research, development, or clinical stage. The Company acquired ViroTex Corporation ("ViroTex") in November 1998 (See Note 7). ViroTex is engaged in the development of over-the-counter and prescription products based on its proprietary polymer and solvent based drug delivery systems.

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

    INVENTORIES

    Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. The components of inventories are as follows as of December 31:

                                                         1998                   1997
                                                         ----                   ----
                           Raw Materials             $1,659,097              $  563,503
                           Work In Progress             393,068                 500,198
                           Finished Goods               511,371                 245,818
                                                     ----------              ----------
                              TOTAL                  $2,563,536              $1,309,519
                                                     ==========              ==========

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range between three and forty years. Leasehold improvements are amortized over the term of the related lease.

    Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. Repairs and maintenance expense was $203,377, $198,856 and $93,072 for the years ended December 31, 1998, 1997 and 1996 respectively.

    INTANGIBLE ASSETS

    Intangible assets consist of patents, purchased technology, purchased royalty rights, and goodwill. Patents are stated at the legal cost incurred to obtain the patents. Upon approval, patent costs are amortized, using the straight-line method, over their estimated useful life. The values assigned to the purchased technology, purchased royalty rights, and goodwill arising from the ViroTex acquisition are amortized using the straight-line method over the period of expected benefit of four to five years.

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

    REVENUE RECOGNITION

    The Company recognizes revenue on sales at the time of shipment. Royalty revenue is recognized at the time of shipment by licensee and is reported with sales revenue. Revenue is recognized on research contracts as research work is performed and costs are incurred. Deferred revenue is recorded with respect to payments received that relate to research activities to be performed in subsequent periods.

    RESEARCH AND DEVELOPMENT

    Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

    NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the years presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could share in the earnings. For the years presented, the effect of dilutive stock options is not significant and the effect of the assumed conversion of the convertible subordinated notes would be antidilutive. Therefore, diluted net income (loss) per share is not materially different from basic net income (loss) per common share.

    OTHER COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (SFAS 130) which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains and losses on investments, which prior to adoption were reported separately in shareholder's equity, to be included in accumulated other comprehensive income. Prior year amounts have been reclassified to conform to the requirements of SFAS 130.

    STOCK OPTION PLANS

    The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based compensation to non-employees using a fair value based method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

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

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current presentation.

2. MARKETABLE SECURITIES

    As of December 31, 1998 marketable securities consist of the following:

                                         NUMBER OF
                                           SHARES/
                                         PRINCIPAL                  ESTIMATED
                                           AMOUNT         COST      FAIR VALUE
                                        -----------   -----------   -----------
U.S. Government and Agency Bond Funds
      Thornburg Fund                         43,108   $   543,888   $   539,283
      Pimco Fund                            400,009     4,375,982     4,216,096
                                        -----------   -----------   -----------
              Total                         443,117     4,919,870     4,755,379
U.S. Government and Agency Bonds         40,519,885    32,279,550    32,347,488
                                        ===========   ===========   ===========
              Total                      40,963,002   $37,199,420   $37,102,867
                                        ===========   ===========   ===========

        As of December 31, 1997 marketable securities consist of the following:

                                         NUMBER OF
                                           SHARES/
                                         PRINCIPAL                  ESTIMATED
                                           AMOUNT         COST      FAIR VALUE
                                        -----------   -----------   -----------
U.S. Government and Agency Bond Funds:
    Thornburg Fund                            40,815   $   515,338   $   504,059
    Pimco Fund                               364,087     3,992,860     3,859,326
                                         -----------   -----------   -----------
              Total                          404,902     4,508,198     4,363,385
U.S. Government and Agency Bonds          42,000,000    42,014,235    41,981,180
    Commercial Paper-6 month maturity      3,888,988     3,888,988     4,000,000
                                         ===========   ===========   ===========
              Total                       46,404,902   $50,411,421   $50,233,553
                                         ===========   ===========   ===========


    As of December 31, 1998 gross unrealized gains and losses pertaining to marketable securities are $96,069 and $192,622, respectively. As of December 31, 1997 gross unrealized gains and losses pertaining to marketable securities are $9,997 and $187,864, respectively.

3.  INTANGIBLE ASSETS

    Intangible assets consist of the following as of December 31:

                                                             1998               1997
                                                      ------------------ -----------------
    Patents                                                  $1,596,002        $1,121,308
    Purchased Technology                                      2,800,000                --
    Purchased Royalty Rights                                    600,000                --
    Goodwill                                                    575,805                --
                                                      ------------------ -----------------
         Sub-total                                            5,571,807         1,121,308
                                                      ------------------ -----------------
    Less: Accumulated Amortization                             (522,314)          (96,355)
                                                      ------------------ -----------------
         Total                                               $5,049,493        $1,024,953
                                                      ================== =================

4. LINE OF CREDIT

    In September 1998, the Company renewed a revolving line of credit with a bank. Under the terms of the line of credit, the Company may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring the Company to maintain certain levels of net worth and liquidity. As of December 31, 1998, the Company had no outstanding balance under this line.

5. CONVERTIBLE SUBORDINATED NOTES PAYABLE

    In November 1997, the company issued $50,000,000 of convertible subordinated notes. These notes bear interest at the rate of 7% and are due in 2004. The notes are convertible, at the option of the holder, into common stock at any time prior to maturity, unless previously redeemed or repurchased. The notes are convertible, at the option of the Company after three years from the date of issue. The conversion price is set at $19.00 per share.

    In December 1998, the Company repurchased $1,500,000, or 3%, of its outstanding 7% convertible subordinated notes for $1,192,500. As a result, the Company recognized an extraordinary gain of approximately $257,000, net of deferred finance charges of $51,000. As of December 31, 1998, $48,500,000 of these notes are outstanding.
(See notes 13 and 15)


6. BLOCK DRUG CORPORATION AGREEMENT

     On December 17, 1996, the Company entered into an agreement with Block Drug Corporation ("Block"). Under the terms of the agreement, Block acquired the North American marketing rights to the ATRISORB(R) GTR Barrier and ATRISORB(R)-DOXY product, and the rights to market the ATRIDOX(R) product in the United States, with an option to acquire the rights to market the ATRIDOX(R) product in Canada and certain European countries. On September 12, 1997, Block exercised its option to market the ATRIDOX(R) product in Canada, but let its option lapse with respect to Europe.

     Under the Block Agreement, Block is responsible for sales and marketing for the products and will advise, consult and may financially support various aspects of the Company's dental research and development program. The Company also has the right to co-market the products if certain annual sales levels are not met. The Block Agreement provides for both milestone and royalty payments to the Company. The Block Agreement expires on a product-by-product and a country-by-country basis upon the expiration of the last applicable patent or loss of patent protection for a product in a given country. The first patent will expire in 2012. In addition, Block may terminate the Block agreement at any time without cause upon 12 months written notice to the Company, if the Company commits a willful and material breach of the Block agreement, or if the Company ceases to manufacture or supply the product to Block pursuant to the Block Agreement. The Company may terminate the Block Agreement if Block fails to make any required payment, if Block commits a willful and material breach of the Block Agreement, if Block ceases to offer the product for distribution, or if Block markets, distributes or sells a competitive product.

    In 1997, the Company recognized revenue of $7,000,000 for the sale of marketing rights to the ATRISORB(R) GTR Barrier. The Company received an additional $100,000 payment from Block in September 1997 when Block exercised its option to acquire rights to market ATRIDOX(R) and ATRISORB(R) GTR Barrier products in Canada.

    In 1998, the Company received milestone payments of $12,000,000 pursuant to Block Agreements as a result of FDA approval of the Company's new drug application for ATRIDOX(R). The Company also earned an additional milestone of $5,000,000 as a result of Block's first commercial sale of the ATRIDOX(R) product. Total milestone payments earned in 1998 were $17,000,000.


7. ACQUISITION OF VIROTEX

    In November 1998, the Company acquired the common stock of ViroTex. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of ViroTex have been recorded at their fair value at the date of acquisition. The results of operations of ViroTex have been included in the financial statements of the Company since the date of acquisition. Total consideration paid was $7,693,749 as follows: cash of $6,201,556, 37,860 shares of common stock valued at $389,958, stock options to purchase 113,229 shares of common stock valued at $921,370, a warrant to purchase 6,750 shares of common stock valued at $30,556, and transaction expenses of $150,309. Additional consideration of up to $3,000,000 is payable, in shares of common stock or cash, over the next three years upon the satisfaction of certain defined earn-out events related to the performance of certain ViroTex products.

    The total purchase price of $7,693,749 was allocated to the fair value of the assets, based primarily on an independent third party valuation, as follows:

Net Tangible Assets                                  $  667,944
                                                     ----------
Intangible Assets:
     Purchased in process research and development    3,050,000
     Purchased Technology                             2,800,000
     Purchased Royalty Rights                           600,000
     Goodwill                                           575,805
                                                     ----------
Total                                                $7,025,805
                                                     ----------
Net Assets Purchased                                 $7,693,749
                                                     ==========

    The Company expensed $3,050,000 of the purchase price, which was allocated to in-process research and development projects, as of the date of acquisition. The projects were valued using the discounted cash flow method in an independent third party valuation.

    The following unaudited pro forma results of operations for the year ended December 31, 1998, 1997 and 1996 assumes the purchase of ViroTex had occurred as of January 1, 1996:


                                    1996           1997            1998
                               ------------    ------------    ------------
Total revenues                 $  3,763,912    $ 16,509,489    $ 25,260,962
                               ------------    ------------    ------------
Net income (loss)              $(13,401,655)   $ (2,736,752)   $   (142,921)
                               ------------    ------------    ------------
Basic and diluted net income
   (loss) per common share     $      (1.32)   $       (.25)   $      (0.01)
                               ------------    ------------    ------------

    The pro forma results of operations include adjustments to give effect to amortization of goodwill and other intangible assets, the write-off of purchased in-process research and development and certain other adjustments. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the purchase been made as of January 1, 1996, or the future results of combined operations.

8. STOCK OPTION PLANS

    As of December 31, 1998, the Company has two stock-based compensation plans, which are discussed below.

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

    The Company accounts for the Plan using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the

Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates of awards under the Plan consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                1998          1997             1996
                                            -----------   ------------     ------------
Net income (loss) :
          -- as reported                    $ 1,690,046   $ (3,866,717)    $(11,432,153)
                                            -----------   ------------     ------------
          -- pro forma                      $    76,088   $ (5,067,819)    $(12,188,993)
                                            -----------   ------------     ------------
Basic and diluted net income (loss) per
  common share:
          -- as reported                    $       .15   $       (.35)    $      (1.13)
                                            -----------   ------------     ------------
          -- pro forma                      $       .01   $       (.46)    $      (1.20)
                                            -----------   ------------     ------------

    The Company has reserved 1,500,000 of its authorized but unissued common stock for stock options to be granted under the Plan. On April 27, 1997, the stockholders of the Company approved an amendment to the Plan that increased the maximum aggregate number of shares issuable upon the exercise of options granted under the Plan from 1,500,000 shares to 2,500,000 shares. Under the terms of the Plan, options are not exercisable for a period of one to three years from the date of grant. The exercise price of all options is the closing bid price of the stock on the date of grant. There are 492,881 shares which remain available under the plan for future employee stock option grants.

    The weighted average Black-Scholes fair value per option granted in 1998, 1997 and 1996 was $5.29, $4.58 and $2.33, respectively. The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: no dividend yield, expected volatility of 47.7% for 1998, 41.7% for 1997 and 37.8% for 1996, risk free interest rate of 7.0%, and expected life of 5 years.

    The following table summarizes information on stock option activity for the
Plan:

                                                                                                     WEIGHTED
                                                            NUMBER OF          EXERCISE PRICE        AVERAGE
                                                             SHARES              PER SHARE        EXERCISE PRICE
                                                          ------------         --------------     ---------------
               Options outstanding, December 31, 1995        760,255             $.50-- 20.75        $ 6.64
               Options granted                               602,574              .50-- 14.00          8.64
               Options canceled or expired                  (408,580)            5.88-- 20.75          8.58
               Options exercised                             (92,828)             .50--  9.88          6.44
                                                          ------------         --------------     ---------------
               Options outstanding, December 31, 1996        861,421              .50-- 14.00          7.14
               Options granted                               189,090            10.75-- 21.75         14.41
               Options canceled or expired                    (6,977)            6.13-- 11.63         10.97
               Options exercised                             (20,137)             .50-- 11.75          7.16
                                                          ------------         --------------     ---------------
               Options outstanding, December 31, 1997      1,023,397              .50-- 21.75          8.45
               Options granted                               409,169             1.18-- 19.00          9.60
               Options canceled or expired                   (12,190)             .50-- 12.50          8.22
               Options exercised                            (145,222)           10.50-- 20.00          1.58
                                                          ------------         --------------     ---------------
               Options outstanding, December 31, 1998      1,275,154             $.50-- 21.75         $9.60
                                                          ------------         --------------     ---------------

               Options outstanding are available for
                exercise as follows:
                  Currently Exercisable                      792,600                                 $ 7.81
                  1999                                       226,868                                  12.15
                  2000                                       158,297                                  13.21
                  2001                                        97,389                                  12.40
                                                          ------------                            ---------------
                         Total                             1,275,154                                  $ 9.60
                                                          ============                            ===============

    On November 18, 1996, the Company canceled certain incentive and non-qualified stock options with a five-year term and issued new incentive and non-qualified stock options which extended the original term to ten years. The effect of this cancellation and reissuance was a $584,588 charge to compensation expense during 1996.

    The following table summarizes information about stock options outstanding under the Plan as of December 31, 1998:

                             NUMBER            WEIGHTED                              NUMBER           WEIGHTED
                        OUTSTANDING AT         AVERAGE           WEIGHTED         EXERCISABLE AT      AVERAGE
        RANGE OF           DECEMBER 31,       REMAINING           AVERAGE           DECEMBER 31,    EXERCISE PRICE
     EXERCISE PRICES         1998          CONTRACTUAL LIFE    EXERCISE PRICE           1998         EXERCISABLE
---------------------- ------------------ ------------------- ----------------- ----------------- ------------------

   $  .50  - 1.57           31,820               1 year             $1.35            31,820              $1.35

     1.57 - 14.00           24,578              3 years              2.07            24,578               2.07

     6.75 -  9.88          284,465              4 years              8.50           284,465               8.50

     1.57 -  9.13           96,982              5 years              5.28            96,982               5.28

     1.57 -  6.88           96,971              6 years              5.78            96,971               5.78

     6.63 - 11.94          143,248              7 years              8.38           115,861               8.07

     6.88 - 13.25          189,197              8 years             10.24           103,343              10.05

    11.38 - 21.75          199,233              9 years             16.67            38,580              16.44

    10.06 - 14.44          208,660             10 years             10.57                --                 --
---------------------- ------------------ ------------------- ----------------- ----------------- ------------------
   $ 0.50 - 21.75        1,275,154           7.69 years             $9.60           792,600              $7.81
---------------------- ------------------ ------------------- ----------------- ----------------- ------------------

     NON-QUALIFIED STOCK OPTION PLAN

    The Company has reserved 150,000 of its authorized but unissued common stock for stock options to be granted to outside consultants under its Non-qualified Stock Option Plan (the "Non-qualified Plan"). In 1998, the Company amended the Non-qualified Plan to increase 50,000 shares to provide for a total of 150,000 shares. The option price and exercisability of options granted under the Non-qualified Plan are set by the Compensation Committee. The exercise price of all options granted under the Non-qualified Plan currently outstanding is the closing market price at the date of grant. There are 72,020 shares, which remain available under the Non-qualified Plan for future stock option grants.

    The weighted average Black-Scholes fair value per option granted in 1998, 1997 and 1996 was $7.80, $3.98 and $2.00, respectively. In 1998, compensation expense for Non-qualified Plan grants was $23,412. The fair value of options granted under the Non-qualified Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used in 1998, 1997 and 1996: no dividend yield, expected volatility of 47.7% for 1998, 41.7% for 1997 and 37.8% for 1996, risk free interest rate of 7.0%, and expected lives of 5 years.

    The following table summarizes information on stock option activity for the Non-qualified Plan.


                                                                                                        WEIGHTED
                                                          NUMBER OF            EXERCISE PRICE           AVERAGE
                                                            SHARES                PER SHARE          EXERCISE PRICE
                                                       ------------------- --------------------- -------------------
             Options outstanding, December 31, 1995            47,860             $ 3.75--  6.63          $ 4.55
             Options granted                                    9,120               6.63--  9.50            7.78
             Options canceled or expired                           --                         --              --
                                                       ------------------- --------------------- -------------------
             Options outstanding, December 31, 1996            56,980               3.75--  9.50            5.07
             Options granted                                   18,000                .50-- 16.50            8.59
             Options exercised                                (43,500)               .50--  6.88            3.84
                                                       ------------------- --------------------- -------------------
             Options outstanding, December 31, 1997            31,480               5.13-- 16.50            8.92
             Options granted                                    3,000                      15.38           15.38
             Options exercised                                     --                         --              --
                                                       ------------------- --------------------- -------------------
             Options outstanding, December 31, 1998            34,480             $ 5.13-- 16.50          $ 8.67
                                                       ------------------- --------------------- -------------------

         Options outstanding are available for
           exercise as follows:
               Currently Exercisable                           22,107                                     $ 7.53
               1999                                             6,373                                      12.22
               2000                                             5,000                                      13.18
               2001                                             1,000                                      15.38
                                                       -------------------                       -------------------
                       Total                                   34,480                                     $ 8.67
                                                       -------------------                       -------------------

    The following table summarizes information about stock options outstanding under the Nonqualified Plan as of December 31, 1998:

                                                  WEIGHTED                                                 WEIGHTED
                            NUMBER                AVERAGE                                NUMBER             AVERAGE
       RANGE OF         OUTSTANDING AT           REMAINING           WEIGHTED        EXERCISABLE AT        EXERCISE
       EXERCISE           DECEMBER 31,          CONTRACTUAL          AVERAGE          DECEMBER 31,          PRICE
        PRICES                1998                 LIFE           EXERCISE PRICE          1998           EXERCISABLE
--------------------- -------------------- -------------------- ------------------- ----------------- ------------------
        $5.13--  6.63         10,360                6 years           $    5.62           10,360           $  5.62
                 7.00          5,000                7 years                7.00            5,000              7.00
         6.63-- 16.50         16,120                8 years               11.63            6,747              9.23
                15.38          3,000                9 years               15.38                -                 -
--------------------- -------------------- -------------------- ------------------- ----------------- ------------------
        $5.13-- 16.50         34,480             7.34 years           $    8.67           22,107            $ 7.53
--------------------- -------------------- -------------------- ------------------- ----------------- ------------------


9. INCOME TAXES

    Net deferred tax assets at December 31, consist of:

                                                                               1998                  1997
                                                                    ----------------------- --------------------
               Deferred tax assets:
                 Net operating loss carry forwards                             $15,129,836          $16,102,000
                 Research and development tax credit carryforwards                 649,162              496,282
                 Amortization of intangibles                                     2,311,644            2,488,000
                 Purchased in-process research and development                   1,131,330                   --
                 Depreciation                                                      164,874              140,000
                 Other items                                                       229,831              269,000
                                                                    ----------------------- --------------------
                         Net deferred tax assets                                19,616,677           19,495,282
                                                                    ----------------------- --------------------
                 Less valuation allowance                                       19,616,677           19,495,282
                                                                    ----------------------- --------------------
                         Total                                                 $         0         $          0
                                                                    ----------------------- --------------------

    At December 31, 1998, the Company has approximately $42,170,473 of federal income tax net operating loss carry forwards and $1,608,039 of research and development credits, which expire through 2012. Included in the deferred tax asset for net operating loss carryforwards are benefits from the exercise of employee stock options of $1,656,063, which when subsequently recognized will be allocated to additional paid in capital.

    A reconciliation of the differences in income tax expense from income (loss) before extraordinary item computed at the federal statutory rate and income tax expense as recorded for the year ended December 31 are as follows:

                                                                 1998               1997             1996
                                                            ---------------- ------------------ ---------------
      Income tax computed at federal statutory rate:              $ 590,998       $(1,314,684)    $(3,886,932)
      State income taxes - net of federal benefit                    57,362          (127,602)       (377,261)
      Permanent differences                                           8,457            10,685          65,212
      Exercise of employee stock options                           (593,368)         (324,545)       (106,347)
      Research and Development                                     (151,977)         (145,739)        (63,622)
      Other                                                          15,316           (38,671)        (53,855)
      Change in valuation allowance                                 121,395         1,940,556       4,422,805
                                                            ---------------- ------------------ ---------------
      Income tax expense                                          $  48,183       $        --     $        --
                                                            ================ ================== ===============

10. SEGMENT AND CUSTOMER INFORMATION

    The Company operates in a single reportable segment and all revenues from customers are from a similar group of periodontal products. Sales and milestone revenues from one customer amounted to $19,028,000 and $8,213,000 for the years ended December 31, 1998 and 1997, respectively. Contract revenues from three customers amounted to $198,000, $235,000 and $270,000 for the year ended December 31, 1996. Revenues from export sales to foreign customers amounted to approximately $557,000, $100,000 and $124,000 for the years ended December 31, 1998, 1997 and 1996 respectively.


11. LEASE COMMITMENTS

    As of December 31, 1998, minimum rental commitments under non-cancelable operating leases of one year or more are as follows:

                    Year Ending
                   December 31,
            ------------------------
                       1999                     $ 290,358
                       2000                       261,872
                       2001                       262,944
                       2002                       270,830
                       2003                       114,232
                       2004                            --
                                     ---------------------
                       Total                  $ 1,200,236
                                     =====================


    Rent expense was $275,917, $212,982 and $205,583 for the years ended December 31, 1998, 1997 and 1996, respectively.

12. BENEFIT PLANS

    The Company has an employee savings plan (the "Savings Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. This Savings Plan allows eligible employees to contribute from 1% to 17% of their income to this Savings Plan. The Company matches 50% of the first 6% of the employee's contributions which are immediately vested. The Company's matching contributions to the Savings Plan were approximately $91,889, $64,770 and $48,461 for 1998, 1997 and 1996, respectively.

    On April 27, 1997, the stockholders of the Company approved the Atrix Laboratories, Inc. 1997 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides eligible employees with the opportunity to purchase shares through authorized payroll deductions at 85% of the average market price on the last day of each quarter. The ESPP qualifies as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code. The Company has reserved 300,000 shares of its authorized but unissued common stock for issuance under the ESPP of which 290,049 remain available at December 31, 1998.

13.  COMMON STOCK

     In February 1998, the Company's Board of Directors authorized the Company to repurchase up to $10,000,000 of the Company's common stock. As of December 31, 1998, the Company has repurchased 157,000 shares of its common stock for approximately $1,651,000.

     The repurchase program was amended by the Board of Directors to authorize the Company to purchase up to $10 million of the 7% Convertible Subordinated Notes or shares of Common Stock and to extend the program through December 31, 1999.

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and estimated fair values of the Company's financial instruments as of December 31 are as follows:

                                      ----------------- ------------------- -------------------- ------------------
                                              1998               1998                1997                1997
                                            CARRYING          ESTIMATED            CARRYING            ESTIMATED
                                             AMOUNT           FAIR VALUE            AMOUNT            FAIR VALUE
                                      ----------------- ------------------- -------------------- ------------------
    Cash and cash equivalents           $ 18,556,641      $ 18,556,641          $ 15,185,841        $ 15,185,841
    Marketable securities                 37,102,867        37,102,867            50,233,553          50,233,553
    Convertible subordinated notes        36,375,000        50,000,000            47,812,500          48,500,000
                                      ----------------- ------------------- -------------------- ------------------

    The following methods and assumptions were used to estimate the fair value of financial instruments:

        Cash and cash equivalents -- The carrying amount approximates fair value because of the short maturity of these instruments.

        Marketable securities -- The fair value is based on quoted market prices or dealer quotes.

        Convertible subordinated notes -- The fair value is based on quoted marked prices or dealer quotes.

15. SUBSEQUENT EVENTS

    In January 1999, the Company repurchased $3,000,000, or 6%, of its outstanding 7% convertible subordinated notes for $2,250,000. As a result, the Company recognized an extraordinary gain of approximately $650,000, net of deferred finance charges of $100,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ATRIX LABORATORIES, INC.
                                             (Registrant)
Date: March 23, 1999                         By: /s/ John E. Urheim
                                                 -------------------------------
                                                 John E. Urheim
                                                 Vice Chairman of the Board of
                                                 Directors and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ David R. Bethune               Director                                Date: March 18, 1999
---------------------------------
    David R. Bethune

     /s/ H. Stuart Campbell              Director                                Date: March 23, 1999
---------------------------------
    H. Stuart Campbell

     /s/ Dr. D. Walter Cohen             Director                                Date: March 18, 1999
---------------------------------
    Dr. D. Walter Cohen

     /s/ Michael R. Duncan               Vice President of Manufacturing         Date: March 23, 1999
---------------------------------
    Michael R. Duncan

     /s/ Richard Dunn                    Senior Vice President of Drug           Date: March 23, 1999
---------------------------------        Delivery
    Richard Dunn

     /s/ Dr. Richard Jackson             Senior Vice President of Research       Date: March 23, 1999
---------------------------------        and Development
    Dr. Richard Jackson

     /s/ Dr. J. Steven Garrett           Vice President of Clinical Research     Date: March 23, 1999
---------------------------------
    Dr. J. Steven Garrett

     /s/ Elaine M. Gazdeck               Vice President of Regulatory            Date: March 23, 1999
---------------------------------        Affairs & Quality Assurance
     Elaine M. Gazdeck

     /s/ Dr. Jere E. Goyan               Director                                Date: March 23, 1999
---------------------------------
    Dr. Jere E. Goyan

     /s/Dr. R. Bruce Merrifield          Director                                Date: March 18, 1999
---------------------------------
    Dr. R. Bruce Merrifield

     /s/ C. Rodney O'Connor              Director                                Date: March 19, 1999
---------------------------------
    C. Rodney O'Connor

  /s/ William C. O'Neil, Jr.             Chairman of the Board of Directors      Date: March 22, 1999
---------------------------------
    William C. O'Neil, Jr.

     /s/ David Osborne                   Vice President of Pharmaceutical        Date: March 23, 1999
---------------------------------        Development
    David Osborne

     /s/ Brian G. Richmond               Vice President of Finance and           Date: March 23, 1999
---------------------------------        Assistant Secretary
    Brian G. Richmond

                                         Director                                Date: March __, 1999
---------------------------------
    G. Lee Southard

     /s/ John E. Urheim                  Vice Chairman of the Board of           Date: March 23, 1999
---------------------------------        Directors and Chief Executive
    John E. Urheim                       Officer

                                 EXHIBIT INDEX

    Exhibit No.                        Description
    -----------                        -----------

       2.1 Agreement and Plan of Reorganization dated November 24, 1998 by and among Atrix Laboratories, Inc., Atrix Acquisition Corporation and ViroTex Corporation(6)

       2.2 Certificate of Merger of Atrix Acquisition Corporation into ViroTex Corporation dated November 24, 1998(6)

       3.1           Amended and Restated Certificate of Incorporation*

       3.2           Seventh Amended and Restated Bylaws(1)

       4.1           Form of Common Stock Certificate(2)

       4.2 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust company of California, N.A., as trustee thereunder(4)

       4.3           Form of Note (included in Indenture, see Exhibit 4.2)

       4.4 Rights Agreement (including form of Right Certificate, as Exhibit A, and form of Summary of Rights, as Exhibit B)(5)

       4.5 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited*

      10.1 Employment Agreement between Registrant and John E. Urheim dated June 4, 1993(2)

      10.2 Lease Agreement dated May 11, 1991 between the Registrant and GB Ventures(2)

      10.3 Agreement dated December 16, 1996 between the Registrant and Block Drug Corporation(3)

      10.3A          First Amendment to Block Agreement dated June 10, 1997*,**

      10.3B          Second Amendment to Block Agreement dated July 31, 1997*,**

      10.3C          Third Amendment to Block Agreement dated February 4,
                     1998*,**

      10.3D          Fourth Amendment to Block Agreement dated January 12,
                     1999*,**

      10.3E          Fifth Amendment to Block Agreement dated January 27,
                     1999*,**

      10.4 Registration Rights Agreement, dated as of November 15, 1997, by and among Registrant and NationsBanc Montgomery Securities, Inc. and SBC Warburg Dillon Read, Inc.(4)

      10.5 Amended and Restated Performance Stock Option Plan, as amended.*

      10.6           Non-Qualified Stock Option Plan, as amended.*

      10.7 Employment Agreement between Registrant and Dr. J. Steven Garrett dated April 17, 1995*

      10.8 Employment Agreement between Registrant and Rees M. Orland dated January 1, 1996*

      10.9           Employment Agreement between Registrant and Dr. David W.
                     Osborne dated November 24, 1998*

      10.10          Employment Agreement between Registrant and Dr. Richard L.
                     Jackson dated November 1, 1998*

      21             Subsidiaries of the Registrant*

      23             Consent of Deloitte & Touche LLP*

      27             Financial Data Schedule*

-------------------
 *  Filed herewith.
**  Confidential treatment requested.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.
(3) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1996, as amended on May 20, 1998, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference to Registrant's Registration Statement on Form 8-A, file number 000-18231.
(6) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 24, 1998, as filed with the Securities and Exchange Commission.