Form 10-Q
period 1999-03-31
ATRIX LABORATORIES INC
filed 1999-04-23
CIK 809875

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's common stock as of April 19, 1999 was 11,256,839.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            ATRIX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                                                            March 31,       December 31,
                                                                                              1999              1998
                                                                                          ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                            $  5,737,458      $ 18,556,641
     Marketable securities, at fair market value                                            49,297,827        37,102,867
     Accounts receivable, net of allowance for doubtful accounts
         of $49,165 and $49,165                                                              1,121,280         5,937,446
     Interest receivable                                                                       525,687           664,374
     Inventories                                                                             2,680,356         2,563,536
     Prepaid expenses and deposits                                                           1,140,352           853,266
                                                                                          ------------      ------------
         Total current assets                                                               60,502,960        65,678,130
                                                                                          ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                                           9,593,602         9,504,581
     Leasehold improvements                                                                    605,107           605,107
                                                                                          ------------      ------------
         Total property plant and equipment                                                 10,198,709        10,109,688
         Accumulated depreciation and amortization                                          (3,204,726)       (2,978,121)
                                                                                          ------------      ------------
         Property, plant and equipment, net                                                  6,993,983         7,131,567
                                                                                          ------------      ------------

OTHER ASSETS:
     Intangible assets, net of accumulated amortization of $746,769 and $522,314             4,843,743         5,049,493
     Deferred finance costs, net of accumulated amortization of $333,077 and $252,131        1,423,949         1,620,412
                                                                                          ------------      ------------
         Total other assets                                                                  6,267,692         6,669,905
                                                                                          ------------      ------------
                 TOTAL ASSETS                                                             $ 73,764,635      $ 79,479,602
                                                                                          ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                             $  2,385,606      $  1,650,490
     Interest payable                                                                        1,024,109           279,039
     Accrued salaries and payroll taxes                                                        278,367           263,204
     Other accrued liabilities                                                                  76,116           210,869
     Deferred revenue                                                                          123,552           153,602
                                                                                          ------------      ------------
         Total current liabilities                                                           3,887,750         2,557,204
                                                                                          ------------      ------------

CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                      44,500,000        48,500,000
                                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding                                              --                --
     Common stock, $.001 par value; 25,000,000
         shares authorized; 11,376,221 and  11,360,672 shares
         issued; 11,256,839 and 11,203,672 shares outstanding                                   11,376            11,361
     Additional paid-in capital                                                             74,614,151        74,822,942
     Treasury stock, 119,382 and 157,000 shares, at cost                                    (1,255,081)       (1,650,564)
     Accumulated other comprehensive loss                                                     (564,300)          (96,553)
     Accumulated deficit                                                                   (47,429,261)      (44,664,788)
                                                                                          ------------      ------------
         Total shareholders' equity                                                         25,376,885        28,422,398
                                                                                          ------------      ------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 73,764,635      $ 79,479,602
                                                                                          ============      ============


                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                          1999              1998
                                                     ------------      ------------
REVENUE:
 Sales                                               $  1,228,719      $    861,720
 Contract revenue                                         257,565            71,616
 Licensing                                                 25,000                --
                                                     ------------      ------------
           Total revenue                                1,511,284           933,336
                                                     ------------      ------------

OPERATING EXPENSES:
 Cost of goods sold                                       702,216           667,130
 Research and development                               3,559,252         2,814,687
 Administrative and marketing                             782,247           599,905
                                                     ------------      ------------
           Total operating expenses                     5,043,715         4,081,722
                                                     ------------      ------------
LOSS FROM OPERATIONS                                   (3,532,431)       (3,148,386)
                                                     ------------      ------------

OTHER INCOME (EXPENSE):
 Investment income                                        763,665           978,966
 Interest expense                                        (793,485)         (866,169)
 Other                                                     48,042            52,737
                                                     ------------      ------------
           Total other income                              18,222           165,534
                                                     ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEM                         (3,514,209)       (2,982,852)
                                                     ------------      ------------
 Extraordinary gain on extinguishment of debt             767,299                --
                                                     ------------      ------------
NET LOSS                                             $ (2,746,910)     $ (2,982,852)
                                                     ============      ============
Basic and diluted earnings per common share:
 Loss before extraordinary item                      $       (.31)     $       (.26)
 Extraordinary item                                           .07                --
                                                     ------------      ------------
 Net loss                                            $       (.24)     $       (.26)
                                                     ============      ============
Basic and diluted weighted average common shares
outstanding                                            11,226,347        11,288,929
                                                     ============      ============



                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                                         Accumulated
                                                            Additional                      Other                        Total
                                       Common Stock          Paid-in      Accumulated   Comprehensive    Treasury      Shareholders'
                                   Shares       Amount       Capital        Deficit          Loss          Stock           Equity
                                 ----------    -------     -----------   ------------   -------------  -----------    -------------
Balance, December 31, 1998       11,203,672    $11,361     $74,822,942   $(44,664,788)    $(96,553)    $(1,650,564)    $28,422,398
Comprehensive loss:
     Net loss                           ---        ---             ---     (2,746,910)         ---             ---      (2,746,910)
     Other comprehensive loss
      -  Unrealized loss on             ---        ---             ---            ---     (467,747)            ---        (467,747)
           investments                                                                                                 -----------
Total comprehensive loss                                                                                                (3,214,657)
Exercise of stock options            51,929         15        (211,560)       (14,050)         ---         384,970         159,375
Exercise   of    non-qualified        1,000        ---             ---         (3,513)         ---          10,513           7,000
stock options
Issuance for employee stock
purchase plan                           238        ---           2,769            ---          ---             ---           2,769
                                 ----------    -------     -----------   ------------    ---------     -----------     -----------
Balance, March 31, 1999          11,256,839    $11,376     $74,614,151   $(47,429,261)   $(564,300)    $(1,255,081)    $25,376,885
                                 ==========    =======     ===========   ============    =========     ===========     ===========


                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                                1999                 1998
                                                                                           -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $  (2,746,910)       $  (2,982,852)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation                                                                             252,180              241,918
        Amortization                                                                             122,926               76,867
        Loss on sale of property, plant and equipment                                             19,426                  741
        Gain on sale of marketable securities                                                        ---             (23,438)
        Extraordinary gain on extinguishment of debt                                           (767,299)                  ---
  Net changes in operating assets and liabilities:
        Accounts receivable                                                                    4,827,966              778,726
        Interest receivable                                                                      138,687             (318,286)
        Inventories                                                                             (116,820)            (468,117)
        Prepaid expenses and deposits                                                           (287,086)            (634,978)
        Accounts payable - trade                                                                 735,116              119,258
        Interest payable                                                                         745,070              863,014
        Accrued salaries and payroll taxes                                                        15,163               26,069
        Other accrued liabilities                                                               (134,753)             (56,500)
        Deferred revenue                                                                         (30,050)              16,667
                                                                                           -------------        -------------
                 Net cash provided by (used in) operating activities                           2,773,616           (2,360,911)
                                                                                           -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                                           (146,377)             (250,696)
        Investments in intangible assets                                                         147,633              (78,568)
        Proceeds from sale of property, plant and equipment                                          555                2,216
        Proceeds from sale of marketable securities                                                  ---           10,023,438
        Proceeds from maturity of marketable securities                                        6,230,430           10,000,000
        Investment in marketable securities                                                  (18,894,184)         (14,870,436)
                                                                                           -------------        -------------
                 Net cash provided by (used in) investing activities                         (12,661,943)           4,825,954
                                                                                           -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                           169,144              140,849
        Proceeds from issuance of common stock                                               (3,100,000)                 ---
                                                                                           -------------        -------------
        Extinguished convertible long term debt
                 Net cash provided by (used in) financing activities                         (2,930,856)              140,849
                                                                                           -------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (12,819,183)            2,605,892
                                                                                           -------------        -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                18,556,641           15,185,841
                                                                                           -------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   5,737,458        $  17,791,733
                                                                                           =============        =============


                     See notes to the financial statements.

                            ATRIX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999
                                  (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements of Atrix Laboratories, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist only of normal recurring accruals) for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, filed with the Securities and Exchange Commission in the Company's Annual Report Form on 10-K.


NOTE 2. INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories at March 31, 1999 and December 31, 1998, are as follows:


                                          March 31, 1999    December 31, 1998
                                          --------------    -----------------
Raw Materials                               $1,769,188          $1,659,097
Work in Process                                680,746             393,068
Finished Goods                                 230,422             511,371
                                            ----------          ----------
                                            $2,680,356          $2,563,536
                                            ==========          ==========



NOTE 3. INCOME (LOSS) PER COMMON SHARE

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

NOTE 4. CONVERTIBLE SUBORDINATED NOTES PAYABLE

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

         In January 1999 and March 1999, the Company repurchased a total of $4,000,000, or 8%, of its outstanding 7% convertible subordinated notes for approximately $3,100,000. As a result, the Company recognized an extraordinary gain of approximately $767,000, net of deferred finance charges and accumulated amortization of approximately $133,000. As of March 31, 1999, $44,500,000 of these notes are outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) whether the Company will receive, and the timing of, regulatory approvals or clearances to market potential products, (ii) the results of current and future clinical trials, (iii) the time and expenses associated with the regulatory approval process for products and (iv) amounts and proposed uses of estimated future capital expenditures. The success of the Company's business operations is in turn dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of the Company's marketing strategies to market its current and any future products, the Company's ability to manufacture products on a commercial scale, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
         THREE MONTHS ENDED MARCH 31, 1998

         Total revenues for the three months ended March 31, 1999 were approximately $1,511,000 compared to approximately $933,000 for the three months ended March 31, 1998. The 62% increase was primarily due to the increase in sales as a result of the market launch in September 1998 of the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product.

         The Company had sales of approximately $1,229,000 during the three months ended March 31, 1999 compared to approximately $862,000 for the three months ended March 31, 1998. The 43% increase in sales was primarily the result of the addition of sales for the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product both launched in September 1998.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the Company's technology, and was approximately $258,000 for the three months ended March 31, 1999 compared to approximately $72,000 for the three months ended March 31, 1998, representing a 258% increase. The increase was primarily due to the commencing of several research contracts since the three months ended March 31, 1998.

         Cost of goods sold for the three months ended March 31, 1999 was approximately $702,000 compared to approximately $667,000 for the three months ended March 31, 1998, representing a 5% increase. The increase is primarily due to the increase in sales.

         Research and development expenses for the three months ended March 31, 1999, were approximately $3,559,000 compared to approximately $2,815,000 for the three months ended March 31, 1998, representing a 26% increase. The increase was primarily the result of additional expenditures in new areas of research.

         Administrative and marketing expenses for the three months ended March 31, 1999, were approximately $782,000 compared to approximately $600,000 for the three months ended March 31, 1998, representing a 30% increase. The increase was primarily the result of recognition of amortization on assets associated with the ViroTex Corporation acquisition in November 1998.

         Investment income for the three months ended March 31, 1999 approximated $764,000 compared to approximately $979,000 for the three months ended March 31, 1998, representing a 22% decrease. The decrease was primarily the result of a reduction in principal investments and a decline in interest rates on investments during the period.

         In January 1999 and March 1999, the Company repurchased a total of $4,000,000, or 8%, of its outstanding 7% convertible subordinated notes for approximately $3,100,000. As a result, the Company recognized an extraordinary gain of approximately $767,000, net of deferred finance charges and accumulated amortization of approximately $133,000 for the three months ended March 31, 1999. As of March 31, 1999, $44,500,000 of these notes are outstanding.

         For the reasons described above, the Company recorded a net loss of approximately $2,747,000 for the three months ended March 31, 1999 compared to a net loss of approximately $2,983,000 for the three months ended March 31, 1998, representing an 8% reduction in net loss.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had cash and cash equivalents of approximately $5,737,000, marketable securities (at fair market value) of approximately $49,298,000 and other current assets of approximately $5,468,000 for total current assets of approximately $60,503,000. Current liabilities totaled approximately $3,888,000, which resulted in working capital of approximately $56,615,000.

         During the three months ended March 31, 1999, net cash provided by operating activities was approximately $2,774,000. This was primarily a result of the receipt in January 1999 of a $5,000,000 Block Drug milestone payment earned in 1998. This milestone payment was offset by a net loss for the period of approximately $2,747,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

         Net cash used in investing activities was approximately $12,662,000 during the three months ended March 31, 1999. This was primarily a result of the net investment in marketable securities during the period. Net cash used in financing activities was approximately $2,931,000 during the three months ended March 31, 1999, primarily as a result of the repurchase of the Company's convertible subordinated notes.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products. The Company expended approximately $146,000 for property, plant and equipment and leasehold improvements, and approximately $19,000 for patent development in the three month period ending March 31, 1999. The Company expects its capital expenditures to approximate $1,500,000 for the year ended December 31, 1999, which will be used primarily to complete the automation of its manufacturing facility and to upgrade laboratory equipment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio of cash equivalents and marketable securities. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. Due to the nature of the Company's investment portfolio, the investment portfolio contains instruments that are primarily subject to interest rate risk.

         Interest Rate Risk. The Company's investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of durations ranging from one to four years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates decrease. To mitigate the impact of fluctuations in cash flow, the Company maintains substantially all of its debt instruments as fixed rate. The portion maintained as fixed rate is dependent on many factors including judgments as to future trends in interest rates.

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

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 1999. The fair values that result from these computations are compared with the fair values of these financial instruments at March 31, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at March 31, 1999 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $300,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $300,000 per year. The Company maintains a portion of its financial instruments, including long-term debt instruments of $6.7 million at March 31, 1999, at variable interest rates. If interest rates were to increase 10%, the impact of such instruments on cash flows or earnings would not be material.

The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of the Company's assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities owned by the Company.

         The market price of the Notes generally changes in parallel with the market price of the Common Stock. When the Common Stock price increases, the price of the Notes generally increases proportionally. Fair market price of the Notes can be determined from quoted market prices, where available. The fair value of the Company's long-term debt was estimated to be $36,000,000 at March 31, 1999 and is lower than the carrying value by $9,000,000. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in the Company's weighted average long term borrowing rate and a 1% decrease in quoted market prices, or $1,000,000.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on form 8-K were filed during the period ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ATRIX LABORATORIES, INC.
                             (Registrant)


April 23, 1999               By: /s/ John E. Urheim
                                 ----------------------------------------------
                                 John E. Urheim
                                 Vice Chairman of the Board of Directors and
                                 Chief Executive Officer




April 23, 1999               By: /s/ Brian G. Richmond
                                 ----------------------------------------------
                                 Brian G. Richmond
                                 Vice President--Finance, Assistant Secretary, and Assistant Treasurer
                                 (Principal Financial Officer)