Form 10-Q
period 1999-06-30
ATRIX LABORATORIES INC
filed 1999-07-29
CIK 809875

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         The number of shares outstanding of the registrant's common stock as of July 7, 1999 was 11,343,453.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                                       June 30,        December 31,
                                                                         1999              1998
                                                                     ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                                       $  3,111,082      $ 18,556,641
     Marketable securities, at fair market value                       44,159,627        37,102,867
     Accounts receivable, net of allowance for doubtful accounts
         of $49,165 and $49,165                                         1,059,872         5,937,446
     Interest receivable                                                  738,205           664,374
     Inventories                                                        2,223,375         2,563,536
     Prepaid expenses and deposits                                        902,607           853,266
                                                                     ------------      ------------
         Total current assets                                          52,194,768        65,678,130
                                                                     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                     10,153,836         9,504,581
     Leasehold improvements                                               605,107           605,107
                                                                     ------------      ------------
         Total property plant and equipment                            10,758,943        10,109,688
Accumulated depreciation and amortization                              (3,451,465)       (2,978,121)
                                                                     ------------      ------------
         Property, plant and equipment, net                             7,307,478         7,131,567
                                                                     ------------      ------------

OTHER ASSETS:
     Intangible assets, net of accumulated amortization of
       $979,935 and $522,314                                            4,871,760         5,049,493
     Deferred finance costs, net of accumulated amortization of
       $114,570 and $252,131                                            1,315,246         1,620,412
                                                                     ------------      ------------
         Total other assets                                             6,187,006         6,669,905
                                                                     ------------      ------------
                 TOTAL ASSETS                                        $ 65,689,252      $ 79,479,602
                                                                     ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                        $  1,188,656      $  1,650,490
     Interest payable                                                     235,028           279,039
     Accrued salaries and payroll taxes                                   319,485           263,204
     Other accrued liabilities                                             87,009           210,869
     Deferred revenue                                                      26,517           153,602
                                                                     ------------      ------------
         Total current liabilities                                      1,856,695         2,557,204
                                                                     ------------      ------------

CONVERTIBLE SUBORDINATED NOTES PAYABLE                                 43,000,000        48,500,000
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding                       --                --
     Common stock, $.001 par value; 25,000,000
         shares authorized; 11,395,254 and 11,360,672 shares
         issued; 11,343,453 and 11,203,672 shares outstanding              11,395            11,361
     Additional paid-in capital                                        74,258,831        74,822,942
     Treasury stock, 51,801 and 157,000 shares, at cost                  (544,591)       (1,650,564)
     Accumulated other comprehensive loss                              (1,289,954)          (96,553)
     Accumulated deficit                                              (51,603,124)      (44,664,788)
                                                                     ------------      ------------
         Total shareholders' equity                                    20,832,557        28,422,398
                                                                     ------------      ------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 65,689,252      $ 79,479,602
                                                                     ============      ============





               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                         1999              1998
                                                     ------------      ------------
REVENUE:
 Sales                                               $  1,322,384      $    847,621
 Contract revenue                                         211,099           120,249
 Licensing                                                   --           7,000,000
                                                     ------------      ------------
           Total revenue                                1,533,483         7,967,870
                                                     ------------      ------------

OPERATING EXPENSES:
 Cost of goods sold                                       245,736           445,807
 Research and development                               4,751,374         3,039,379
 Administrative and marketing                             949,586           726,460
                                                     ------------      ------------
           Total operating expenses                     5,946,696         4,211,646
                                                     ------------      ------------
(LOSS) INCOME FROM OPERATIONS                          (4,413,213)        3,756,224
                                                     ------------      ------------

OTHER (EXPENSE) INCOME:
 Investment income                                        758,206           928,572
 Interest expense                                        (776,490)         (921,359)
 Other                                                      4,450             6,945
                                                     ------------      ------------
           Total other (expense) income                   (13,834)           14,158
                                                     ------------      ------------
(LOSS) INCOME BEFORE EXTRAORDINARY
   ITEM                                                (4,427,047)        3,770,382
                                                     ------------      ------------
 Extraordinary gain on extinguishment of debt             267,590              --
                                                     ------------      ------------
NET (LOSS) INCOME                                    $ (4,159,457)     $  3,770,382
                                                     ============      ============
Basic and diluted earnings per common share:
 (Loss) Income before extraordinary item             $       (.39)     $        .33
 Extraordinary item                                           .02              --
                                                     ------------      ------------
 Net (loss) income                                   $       (.37)     $        .33
                                                     ============      ============
Basic and diluted weighted average common shares
outstanding                                            11,315,520        11,310,368
                                                     ============      ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                         1999              1998
                                                     ------------      ------------
REVENUE:
 Sales                                               $  2,551,103      $  1,709,341
 Contract revenue                                         493,664           191,865
 Licensing                                                   --           7,000,000
                                                     ------------      ------------
           Total revenue                                3,044,767         8,901,206
                                                     ------------      ------------

OPERATING EXPENSES:
 Cost of goods sold                                       947,951         1,112,937
 Research and development                               8,310,626         5,856,486
 Administrative and marketing                           1,731,834         1,323,947
                                                     ------------      ------------
           Total operating expenses                    10,990,411         8,293,370
                                                     ------------      ------------
(LOSS) INCOME FROM OPERATIONS                          (7,945,644)          607,836
                                                     ------------      ------------

OTHER INCOME (EXPENSE):
 Investment income                                      1,521,871         1,907,538
 Interest expense                                      (1,569,975)       (1,787,528)
 Other                                                     52,491            59,682
                                                     ------------      ------------
           Total other income                               4,387           179,692
                                                     ------------      ------------
(LOSS) INCOME BEFORE EXTRAORDINARY
  ITEM                                                 (7,941,257)          787,528
                                                     ------------      ------------
 Extraordinary gain on extinguishment of debt           1,034,889              --
                                                     ------------      ------------
NET (LOSS) INCOME                                    $ (6,906,368)     $    787,528
                                                     ============      ============
Basic and diluted earnings per common share:
 (Loss) Income before extraordinary item             $       (.70)     $        .07
 Extraordinary item                                           .09              --
                                                     ------------      ------------
 Net (loss) income                                   $       (.61)     $        .07
                                                     ============      ============
Basic and diluted weighted average common shares
outstanding                                            11,271,180        11,299,707
                                                     ============      ============




               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                     Common Stock          Additional                       Other                         Total
                               ------------------------     Paid-in       Treasury      Comprehensive    Accumulated   Shareholders'
                                 Shares       Amount        Capital         Stock            Loss          Deficit        Equity
                               ----------  ------------   ------------   ------------    ------------   ------------   ------------
Balance, December 31, 1998     11,203,672  $     11,361   $ 74,822,942   $ (1,650,564)   $    (96,553)  $(44,664,788)  $ 28,422,398
Comprehensive loss:
     Net loss                        --            --             --             --              --       (6,906,368)    (6,906,368)
     Other comprehensive loss:
     - Cumulative foreign
         currency translation
         adjustments                 --            --             --             --            (2,290)          --           (2,290)
     - Unrealized loss on
         investments                 --            --             --             --        (1,191,111)          --       (1,191,111)
                                                                                                                       ------------
Total comprehensive loss                                                                                                 (8,099,769)
Exercise of stock options         119,510            15       (763,782)     1,095,460            --          (28,455)       303,238
Exercise of non-qualified
  stock options                     1,000          --             --           10,513            --           (3,513)         7,000
Exercise for earn-out
  distribution                     18,850            19        194,890           --              --             --          194,909
Issuance for employee stock
    purchase plan                     421          --            4,781           --              --             --            4,781
                               ----------  ------------   ------------   ------------    ------------   ------------   ------------
Balance, June 30, 1999         11,343,453  $     11,395   $ 74,258,831   $   (544,591)   $ (1,289,954)  $(51,603,124)  $ 20,832,557
                               ==========  ============   ============   ============    ============   ============   ============





               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                        1999              1998
                                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 $ (6,906,368)     $    787,528
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation                                                                     514,570           479,180
        Amortization                                                                     364,877           158,567
        Loss on sale of property, plant and equipment                                     23,643             8,959
        Loss (gain) on sale of marketable securities                                      11,750           (23,438)
        Extraordinary gain on extinguishment of debt                                  (1,034,889)             --
        Write-off of obsolete patents                                                      2,345            18,611
     Net changes in operating assets and liabilities:
        Accounts receivable                                                            4,877,574           771,432
        Interest receivable                                                              (73,832)         (325,609)
        Inventories                                                                      340,161          (750,101)
        Prepaid expenses and deposits                                                    (49,341)         (597,941)
        Accounts payable - trade                                                        (464,124)         (123,518)
        Interest payable                                                                 (44,012)          (14,384)
        Accrued salaries and payroll taxes                                                56,282            66,133
        Other accrued liabilities                                                       (123,860)          (58,102)
        Deferred revenue                                                                (127,085)            6,668
                                                                                    ------------      ------------
                   Net cash (used in) provided by operating activities                (2,632,309)          403,985
                                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                                    (739,249)         (723,164)
        Investments in intangible assets                                                 (54,324)         (149,497)
        Proceeds from sale of property, plant and equipment                               25,125             2,713
        Proceeds from sale of marketable securities                                    2,488,250        10,023,438
        Proceeds from maturity of marketable securities                                8,617,826        23,618,987
        Investment in marketable securities                                          (19,375,807)      (36,023,793)
                                                                                    ------------      ------------
                   Net cash used in investing activities                              (9,038,179)       (3,251,316)
                                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from issuance of common stock                                     509,929           148,458
              Extinguished convertible long term debt                                 (4,285,000)             --
                                                                                    ------------      ------------
                   Net cash (used in) provided by financing activities                (3,775,071)          148,458
                                                                                    ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (15,445,559)       (2,698,873)
                                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        18,556,641        15,185,841
                                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  3,111,082      $ 12,486,968
                                                                                    ============      ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist of normal recurring accruals and intercompany elimination entries) for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, filed with the Securities and Exchange Commission in the Company's Annual Report Form on 10-K.

         On June 16, 1999, the Company's wholly owned registered subsidiary, Atrix Laboratories Limited, based in London, England, commenced operations. Atrix Laboratories Limited was organized to conduct international operations of the Company. Currently, the subsidiary handles the sale of Atridox(R) in the United Kingdom. As mutual recognition for the product is established and distributor partnerships are consummated, Atrix Laboratories Limited will coordinate such operations and the corresponding activity will be maintained in a subsidiary ledger using the British pound as its base currency. The subsidiary financials were converted from British pounds to United States dollars prior to consolidation and all significant intercompany balances and transactions have been eliminated.

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories at June 30, 1999 and December 31, 1998, are as follows:

                                                June 30, 1999        December 31, 1998
                                                -------------        -----------------
                         Raw Materials           $ 1,757,208            $1,659,097
                         Work in Process             231,129               393,068
                         Finished Goods              235,038               511,371
                                                  ----------            ----------
                                                  $2,223,375            $2,563,536
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

         Since January 1, 1999, the Company has repurchased a total of $5,500,000, or 11%, of its outstanding 7% convertible subordinated notes for $4,380,000, which includes approximately $95,000 accrued interest paid. As a result, the Company recognized an extraordinary gain of approximately $1,035,000, net of deferred finance charges and accumulated amortization of approximately $180,000. As of June 30, 1999, $43,000,000 of these notes are outstanding.

NOTE 5.  TRANSLATION OF FOREIGN CURRENCIES

         The Company's primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate net assets at period-end exchange rates, while income and expense accounts are translated at weighted-average exchange rates. Adjustments resulting from these translations are reflected in stockholders' equity as cumulative foreign currency translation adjustments. Some transactions of the Company and its subsidiary are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur. To date, the effect on income of such amounts has been immaterial. Sales of the Company's foreign subsidiary during the period ending June 30, 1999 were not material.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
         THREE MONTHS ENDED JUNE 30, 1998

         Total revenues for the three months ended June 30, 1999 were approximately $1,533,000 compared to approximately $7,968,000 for the three months ended June 30, 1998. The 81% decrease was primarily due to the $7 million milestone received from Block Drug Company during the second quarter 1998.

         The Company had sales of approximately $1,322,000 during the three months ended June 30, 1999 compared to approximately $848,000 for the three months ended June 30, 1998. The 56% increase in sales was primarily the result of the addition of sales for the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product both launched in September 1998.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the Company's technology, and was approximately $211,000 for the three months ended June 30, 1999 compared to approximately $120,000 for the three months ended June 30, 1998, representing a 76% increase. The increase was primarily related to additional research contracts entered into since the last half of 1998.

         Cost of goods sold recorded for the three months ended June 30, 1999 was approximately $246,000 compared to approximately $446,000 for the three months ended June 30, 1998, representing a 45% decrease. While sales have increased, the decrease in cost of goods sold is primarily related to sales of ATRIDOX(R) and ATRISORB(R) FreeFlow GTR Barrier products in 1999 at a greater profit margin than sales of ATRISORB(R) GTR Barrier product during the same period in 1998.

         Research and development expenses for the three months ended June 30, 1999, were approximately $4,751,000 compared to approximately $3,039,000 for the three months ended June 30, 1998, representing a 56% increase. The increase was primarily the result of additional expenditures in new areas of research including development of technologies acquired with the acquisition of ViroTex Corporation ("ViroTex") in November 1998.

         Administrative and marketing expenses for the three months ended June 30, 1999, were approximately $950,000 compared to approximately $726,000 for the three months ended June 30, 1998, representing a 31% increase. The increase was primarily the result of recognition of amortization on assets associated with the ViroTex acquisition in November 1998.

         Investment income for the three months ended June 30, 1999 was approximately $758,000 compared to approximately $929,000 for the three months ended June 30, 1998, representing an 18% decrease. The decrease was primarily the result of a reduction in principal investments and a decline in interest rates on investments for the three months ended June 30, 1999.

         Interest expense for the three months ended June 30, 1999 was approximately $776,000 compared to approximately $921,000 for the three months ended June 30, 1998, representing a 16% decrease. The reduction in interest expense was the result of the Company's repurchase and retirement of $7,000,000 of its 7% convertible subordinated notes since the period ending June 30, 1998.

         In the three months ended June 30, 1999, the Company repurchased a total of $1,500,000, or 3%, of its outstanding 7% convertible subordinated notes for $1,233,000, which includes approximately $48,000 accrued interest paid. As a result, the Company recognized an extraordinary gain of approximately $268,000, net of deferred finance charges and accumulated amortization of approximately $47,000, for the three months ended June 30, 1999. As of June 30, 1999, $43,000,000 of these notes are outstanding.

         For the reasons described above, the Company recorded a net loss of approximately $4,159,000 for the three months ended June 30, 1999 compared to net income of approximately $3,770,000 for the three months ended June 30, 1998. Excluding the $7 million milestone received during the second quarter of 1998, the net income in the second quarter of 1998 would be restated as a net loss of approximately $3,230,000.

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
         SIX MONTHS ENDED JUNE 30, 1998

         Total revenues for the six months ended June 30, 1999 were approximately $3,045,000 compared to approximately $8,901,000 for the six months ended June 30, 1998. The 66% decrease was primarily due to the $7 million milestone received from Block Drug Company during the second quarter 1998.

         The Company had sales of approximately $2,551,000 during the six months ended June 30, 1999 compared to approximately $1,709,000 for the six months ended June 30, 1998. The 49% increase in sales was primarily the result of the addition of sales for the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product both launched in September 1998.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the Company's technology, and was approximately $494,000 for the six months ended June 30, 1999 compared to approximately $192,000 for the six months ended June 30, 1998, representing a 157% increase. The increase was primarily related to additional research contracts entered into since the last half of 1998.

         Cost of goods sold recorded for the six months ended June 30, 1999 was approximately $948,000 compared to approximately $1,113,000 for the six months ended June 30, 1998, representing a decrease of 15%. While sales have increased, the decrease in cost of goods sold is primarily related to sales of ATRIDOX(R) and ATRISORB(R) FreeFlow GTR Barrier products in 1999 at a greater profit margin than sales of ATRISORB(R) GTR Barrier product during the same period in 1998.

         Research and development expenses for the six months ended June 30, 1999, were approximately $8,311,000 compared to approximately $5,856,000 for the six months ended June 30, 1998, representing a 42% increase. The increase was primarily the result of additional expenditures in new areas of research including development of technologies acquired with the acquisition of ViroTex in November 1998.

         Administrative and marketing expenses for the six months ended June 30, 1999, were approximately $1,732,000 compared to approximately $1,324,000 for the six months ended June 30, 1998, representing a 31% increase. The increase was primarily the result of recognition of amortization on assets associated with the ViroTex acquisition in November 1998.

         Investment income for the six months ended June 30, 1999 was approximately $1,522,000 compared to approximately $1,908,000 for the six months ended June 30, 1998, representing a 20% decrease. The decrease was primarily the result of a reduction in principal investments and a decline in interest rates on investments for the six months ended June 30, 1999.

         Interest expense for the six months ended June 30, 1999 approximated $1,570,000 compared to approximately $1,788,000 for the six months ended June 30, 1998, representing a 12% decrease. The reduction in interest expense was the result of the Company's repurchase and retirement of $7,000,000 of its 7% convertible subordinated notes since the period ending June 30, 1998.

         Since January 1, 1999, the Company has repurchased a total of $5,500,000, or 11%, of its outstanding 7% convertible subordinated notes for approximately $4,380,000, which includes approximately $95,000 accrued interest paid. As a result, the Company recognized an extraordinary gain of approximately $1,035,000, net of deferred finance charges and accumulated amortization of approximately $180,000. As of June 30, 1999, $43,000,000 of these notes are outstanding.

         For the reasons described above, the Company recorded a net loss of approximately $6,906,000 for the six months ended June 30, 1999 compared to net income of approximately $788,000 for the six months ended June 30, 1998. Excluding the $7 million milestone received during the second quarter of 1998, the net income for the six months ended June 30, 1998 would be restated to a net loss of approximately $6,212,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had cash and cash equivalents of approximately $3,111,000, marketable securities (at fair market value) of approximately $44,160,000 and other current assets of approximately $4,924,000 for total current assets of approximately $52,195,000. Current liabilities totaled approximately $1,857,000, which resulted in working capital of approximately $50,338,000.

         During the six months ended June 30, 1999, net cash used in operating activities was approximately $2,632,000. This was primarily a result of the net loss for the period of approximately $6,906,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

         Net cash used in investing activities was approximately $9,038,000 during the six months ended June 30, 1999. This was primarily a result of the net investment of approximately $8,270,000 in marketable securities during the period. Additionally, approximately $739,000 was invested in the acquisition of property, plant and equipment. Net cash used in financing activities was approximately $3,775,000 during the six months ended June 30, 1999. This was primarily a result of the repurchase of the Company's 7% convertible subordinated notes for $4,285,000.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements, and the demand for the Company's products. The Company expended approximately $739,000 for property, plant and equipment and leasehold improvements, and approximately $62,000 for patent development in the six-month period ending June 30, 1999. The Company expects its capital expenditures to approximate $1,500,000 for the year ended December 31, 1999, which will be used primarily to complete the automation of its manufacturing facility and to upgrade laboratory equipment.

YEAR 2000

         The Year 2000 problem concerns the application of computer systems written using six (e.g., 12/31/00) versus eight (e.g., 12/31/2000) digits to define the applicable date. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The Company's Year 2000 plan includes a four-phase process to evaluate its internal status with respect to the Year 2000 issue: inventory, system testing, remediation and preparation of contingency plans. In the first phase, which the Company completed in the first quarter of 1999, the Company conducted an inventory of its systems, including both information technology ("IT") systems and non-IT systems such as hardware and manufacturing equipment containing embedded technology, for Year 2000 compliance. The Company has identified its critical and medium priority internal systems. The remaining systems are considered to be of low priority because they are determined to have no direct impact on safety or the business.

         The Company is currently engaged in phase two (system testing) and phase three (remediation), simultaneously. Progress continues to be made in phases two and three of the Company's Year 2000 plan in which systems that are not Year 2000 compliant are either repaired, replaced or retired. All corrected applications and data elements are implemented and tested in the production environment. The systems that have been tested are either Year 2000 compliant or are expected to be made compliant at an immaterial cost to the Company. Although the Company does not expect that the impact of the Year 2000 issue will be material in systems still under evaluation, there can be no assurance that the Company will not discover Year 2000 issues in the course of its evaluation process that would have a material adverse effect on the business, financial condition or results of Company operations. Phases two and three of the Year 2000 plan are expected to be completed during the third quarter of 1999.

         The Company is in the process of requesting and assessing compliance information from its critical suppliers, strategic partners, financial organizations and utility providers with which the Company depends on in the business operations. These business entities may refuse to respond to a readiness survey or request for information. It is possible that these business entities may, in fact, be prepared to address Year 2000 concerns, however, simply neglect to respond. Conversely, various business entities may respond that they are Year 2000 ready, when in fact, they are not prepared. If the Year 2000 problem causes these business entities to fail to deliver essential materials and services, disruptions in the Company's operations, computer infrastructure or telecommunications systems could result. Because of the inherent uncertainties associated with the Year 2000 problem, including understanding the Year 2000 readiness of these key third parties, it is not possible to accurately quantify the potential impact at this time. Failure to adequately address the Year 2000 problem in a timely manner by key suppliers, utility providers or the Company could potentially have a material adverse effect on the Company's financial condition, results of operations or liquidity. Additionally, there can be no guarantee that any contingency plans developed by the Company will prevent such failures from having a material adverse effect. The Company believes that there is a low probability that these multiple failures are likely to occur. The Company expects to complete this survey in the fourth quarter of 1999. At this time, the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the business, financial condition or results of operations of the Company, and there can be no assurance that the impact, if any, will not be material.

         Phase four (contingency planning) of the Year 2000 plan, will involve taking any necessary corrective actions to bring systems into compliance and to develop a contingency plan in the event any non-compliant critical systems remain by January 1,

2000. The Company expects to establish its contingency plan in the fourth quarter of 1999, after the completion of phases two and three. As part of this phase, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective actions. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

         To date, the costs incurred by the Company with respect to this process were approximately $99,000 in 1998 and approximately $41,000 for the six months ended June 30, 1999. The Company has continued to purchase and replace non-compliant equipment and software as part of its continual IT updating process and has virtually replaced as part of its normal business plan the majority of all non-compliant equipment. Future costs associated with the Year 2000 process are estimated to be approximately $50,000.

         The risk resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as other companies in general. The following are representative of the types of risks that could result in the event of one or more of the Company's information systems, laboratories, or facilities failed to be Year 2000 ready, or similar major failures by one or more major third party suppliers to the Company:

         Information systems - could include interruptions or disruptions of business and transactions processing such as customer billing, payroll, accounts payable and other operating and information processing, until systems can be remedied or replaced.

         Laboratory facilities - could include interruptions or disruptions of data management processes and facilities with delays in delivery of services, until non-compliant conditions or components can be remedied or replaced.

         Major supplier to the Company - could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components which could cause interruptions or disruptions and delays in delivery of services, until the third party suppliers remedied the problem or contingency measures can be implemented.

         The Company believes, based on available information, that it will be able to manage its total Year 2000 transition without material adverse effect on its business operations, services or financial condition.

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

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 1999. The fair values that result from these computations are compared with the fair values of these financial instruments at June 30, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at June 30, 1999 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by approximately $255,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by approximately $255,000 per year. The Company maintains a portion of its financial instruments, including long-term debt instruments of approximately $7,086,000 at June 30, 1999, at variable interest rates. If interest rates were to increase 10%, the impact of such instruments on cash flows or earnings would not be material.

         The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of the Company's assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities owned by the Company.

         The market price of the 7% Convertible Notes generally changes in parallel with the market price of the Common Stock. When the Common Stock price increases, the price of the Notes generally increases proportionally. Fair market price of the Notes can be determined from quoted market prices, where available. The fair value of the Company's long-term debt was estimated to be approximately $32,881,000 at June 30, 1999 and is lower than the carrying value by approximately $10,119,000. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in the Company's weighted average long term borrowing rate and a 1% decrease in quoted market prices, or $860,000.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 1999, the Company issued 18,846 shares of its common stock, $.001 par value per share, to 23 former principal stockholders of ViroTex Corporation ("ViroTex"). The issuance of the shares was made as partial payment for the satisfaction of an earn-out event related to ViroTex's external analgesic product as set forth in the Agreement and Plan of Reorganization dated November 24, 1998 discussed in the Company's current report on Form 8-K dated November 24, 1998. The shares were valued at $10.34 per share for purposes of determining the number of shares to be issued to the principal stockholders of ViroTex. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of the stockholders of the Company was held on April 25, 1999, in Fort Collins, Colorado, for the purpose of re-electing Dr. G. Lee Southard, C. Rodney O'Connor and H. Stuart Campbell to the Board of Directors as Class C directors and ratifying the appointment of the Company's independent auditors.

         The following votes were cast by the stockholders with respect to the election of directors:


                                                  Shares         Shares      Shares
                                                   Voted          Voted       Voted         Broker
                                                    For          Against    Abstained     Non-Votes
                                                 ----------     ---------   ---------     ---------
Dr. G. Lee Southard                               9,930,315     1,070,126       0             0
C. Rodney O'Connor                                9,836,315     1,164,126       0             0
H. Stuart Campbell                               10,065,130       935,311       0             0


         The other directors whose term continues after the meeting are John E. Urheim, Dr. D. Walter Cohen, Dr. Jere E. Goyan, Dr. R. Bruce Merrifield, William
C. O'Neil, Jr. and David R. Bethune.

         The following votes were cast by the stockholders with respect to the resolution to ratify the Board of Directors' selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999:


                                                  Shares          Shares        Shares
                                                   Voted           Voted         Voted       Broker
                                                    For           Against      Abstained   Non-Votes
                                                 ----------       -------      ---------   ---------
                                                 10,373,167       432,457       194,817       0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on form 8-K were filed during the period ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATRIX LABORATORIES, INC.
                                    (Registrant)


July 28, 1999                       By: /s/ John E. Urheim
                                        ----------------------------------------
                                         John E. Urheim
                                         Vice Chairman of the Board of Directors
                                         and Chief Executive Officer




July 28, 1999                       By: /s/ Brian G. Richmond
                                        ----------------------------------------
                                          Brian G. Richmond
                                          Vice President--Finance, Assistant
                                          Secretary, and Assistant Treasurer

                                 EXHIBIT INDEX


      Exhibit No.                 Description
      -----------                 -----------

           27.              Financial Data Schedule.