Form 10-Q
period 1999-09-30
ATRIX LABORATORIES INC
filed 1999-11-01
CIK 809875

================================================================================

                                                SUBMITTED VIA EDGAR ____________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         The number of shares outstanding of the registrant's common stock as of October 13, 1999 was 11,385,980.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                        September 30,   December 31,
                                                                                            1999           1998
                                                                                        ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                          $  3,099,022    $ 18,556,641
     Marketable securities, at fair market value                                          42,706,613      37,102,867
     Accounts receivable, net of allowance for doubtful accounts
             of $124,408 and $49,165                                                       1,445,366       5,937,446
     Interest receivable                                                                     511,005         664,374
     Inventories                                                                           2,028,374       2,563,536
     Prepaid expenses and deposits                                                           996,845         853,266
                                                                                        ------------    ------------
         Total current assets                                                             50,787,225      65,678,130
                                                                                        ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment                                                        10,476,693       9,504,581
     Leasehold improvements                                                                  608,850         605,107
                                                                                        ------------    ------------
         Total property, plant and equipment                                              11,085,543      10,109,688
Accumulated depreciation and amortization                                                 (3,721,641)     (2,978,121)
                                                                                        ------------    ------------
Property, plant and equipment, net                                                         7,363,902       7,131,567
                                                                                        ------------    ------------

OTHER ASSETS:
     Intangible assets, net of accumulated amortization of $1,216,082 and $522,314         4,746,905       5,049,493
     Deferred finance costs, net of accumulated amortization of $175,274 and $252,131      1,254,543       1,620,412

         Total other assets                                                                6,001,448       6,669,905
                                                                                        ------------    ------------
                 TOTAL ASSETS                                                           $ 64,152,575    $ 79,479,602
                                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                           $  1,418,165    $  1,650,490
     Short-term debt                                                                       1,000,000              --
     Interest payable                                                                        993,713         279,039
     Accrued salaries and payroll taxes                                                      321,609         263,204
     Other accrued liabilities                                                                58,260         210,869
     Deferred revenue                                                                          3,390         153,602
                                                                                        ------------    ------------
         Total current liabilities                                                         3,795,137       2,557,204
                                                                                        ------------    ------------

CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                    43,000,000      48,500,000
                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding                                            --              --
     Common stock, $.001 par value; 25,000,000
         shares authorized; 11,395,244 and  11,360,672 shares
         issued; 11,385,980 and 11,203,672 shares outstanding                                 11,395          11,361
     Additional paid-in capital                                                           74,258,832      74,822,942
     Treasury stock, 9,264 and 157,000 shares, at cost                                       (97,394)     (1,650,564)
     Accumulated other comprehensive loss                                                 (1,414,520)        (96,553)
     Accumulated deficit                                                                 (55,400,875)    (44,664,788)
                                                                                        ------------    ------------
         Total shareholders' equity                                                       17,357,438      28,422,398
                                                                                        ------------    ------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 64,152,575    $ 79,479,602
                                                                                        ============    ============



               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                       1999            1998
                                                   ------------    ------------
REVENUE:
 Sales                                             $  1,250,017    $    571,783
 Contract revenue                                       311,727         231,656
 Licensing                                                   --       5,000,000
                                                   ------------    ------------
           Total revenue                              1,561,744       5,803,439
                                                   ------------    ------------

OPERATING EXPENSES:
 Cost of goods sold                                     591,563         353,885
 Research and development                             3,237,183       2,564,817
 Administrative and marketing                         1,198,438         545,148
                                                   ------------    ------------
           Total operating expenses                   5,027,184       3,463,850
                                                   ------------    ------------
(LOSS) INCOME FROM OPERATIONS                        (3,465,440)      2,339,589
                                                   ------------    ------------

OTHER (EXPENSE) INCOME:
 Investment income                                      698,385         931,305
 Interest expense                                      (780,147)       (882,192)
 Other                                                    9,173          (2,366)
                                                   ------------    ------------
           Total other (expense) income                 (72,589)         46,747
                                                   ------------    ------------
NET (LOSS) INCOME                                  $ (3,538,029)   $  2,386,336
                                                   ============    ============

Basic income (loss) per common share:              $       (.31)   $        .21
                                                   ============    ============
Basic weighted average common shares outstanding     11,359,748      11,280,246
                                                   ============    ============




               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                       1999            1998
                                                   ------------    ------------
REVENUE:
 Sales                                             $  3,801,117    $  2,281,124
 Contract revenue                                       805,391         423,521
 Licensing                                                   --      12,000,000
                                                   ------------    ------------
           Total revenue                              4,606,508      14,704,645
                                                   ------------    ------------

OPERATING EXPENSES:
 Cost of goods sold                                   1,539,510       1,466,822
 Research and development                            11,548,189       8,421,303
 Administrative and marketing                         2,929,984       1,869,095
                                                   ------------    ------------
           Total operating expenses                  16,017,683      11,757,220
                                                   ------------    ------------
(LOSS) INCOME FROM OPERATIONS                       (11,411,175)      2,947,425
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
 Investment income                                    2,220,257       2,838,843
 Interest expense                                    (2,350,121)     (2,669,720)
 Other                                                   61,664          57,317
                                                   ------------    ------------
           Total other (expense) income                 (68,200)        226,440
                                                   ------------    ------------
(LOSS) INCOME BEFORE EXTRAORDINARY

  ITEM                                              (11,479,375)      3,173,865
                                                   ------------    ------------
 Extraordinary gain on extinguishment of debt         1,034,889              --
                                                   ------------    ------------
NET (LOSS) INCOME                                  $(10,444,486)   $  3,173,865
                                                   ============    ============
Basic earnings per common share:
 (Loss) Income before extraordinary item           $      (1.01)   $        .28
 Extraordinary item                                         .09              --
                                                   ------------    ------------
 Net (loss) income                                 $       (.92)   $        .28
                                                   ============    ============
Basic weighted average common shares outstanding     11,301,027      11,293,149
                                                   ============    ============



               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                     Common Stock          Additional                    Other                       Total
                               -------------------------    Paid-in      Treasury    Comprehensive  Accumulated   Shareholders'
                                 Shares        Amount       Capital        Stock          Loss        Deficit        Equity
                               -----------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998      11,203,672  $     11,361  $ 74,822,942  $ (1,650,564) $    (96,553) $(44,664,788) $ 28,422,398
Comprehensive loss:
     Net loss                           --            --            --            --            --   (10,444,486)  (10,444,486)
     Other comprehensive loss:
      - Cumulative foreign
        currency Translation
        adjustments                     --            --            --            --        (3,920)           --        (3,920)
      - Unrealized loss on
        Investments                     --            --            --            --    (1,314,047)           --    (1,314,047)
                                                                                                                  ------------
Total comprehensive loss       (11,762,453)
Exercise of stock options          120,655            15      (763,782)    1,107,549            --       (32,568)      311,214
Exercise of non-qualified
  stock options                      1,000            --            --        10,513            --        (3,513)        7,000
Exercise for earn-out
  distribution                      18,845            19       194,890            --            --            --       194,909
Issuance for employee stock
    purchase plan                   41,808            --         4,782       435,108            --      (255,520)      184,370
                               -----------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, September 30, 1999     11,385,980  $     11,395  $ 74,258,832  $    (97,394) $ (1,414,520) $(55,400,875) $ 17,357,438
                               ===========  ============  ============  ============  ============  ============  ============




               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                                     1999            1998
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                              $(10,444,486)   $  3,173,865
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
        Depreciation                                                                  793,721         696,604
        Amortization                                                                  666,398         312,863
        Loss on sale of property, plant and equipment                                  26,365          26,812
        Loss (gain) on sale of marketable securities                                   11,750         (28,186)
        Extraordinary gain on extinguishment of debt                               (1,034,889)             --
        Write-off of obsolete patents                                                   2,345          14,828
     Net changes in operating assets and liabilities:
        Accounts receivable                                                         4,492,080         700,973
        Interest receivable                                                           153,369        (456,906)
        Inventories                                                                   535,162      (1,517,984)
        Prepaid expenses and deposits                                                (143,579)       (634,169)
        Accounts payable - trade                                                     (236,245)        (10,027)
        Short-term debt                                                             1,000,000              --
        Interest payable                                                              714,674         867,808
        Accrued salaries and payroll taxes                                             58,405          75,575
        Other accrued liabilities                                                    (152,609)        (39,385)
        Deferred revenue                                                             (150,212)             --
                                                                                 ------------    ------------
                   Net cash (used in) provided by operating activities             (3,707,751)      3,182,671
                                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                               (1,077,303)       (790,187)
        Acquisition of leasehold improvements                                          (3,743)             --
        Investments in intangible assets                                             (165,615)       (211,263)
        Proceeds from sale of property, plant and equipment                            28,625           2,713
        Proceeds from sale of marketable securities                                 3,488,250      20,158,186
        Proceeds from maturity of marketable securities                             9,035,713      28,618,987
        Investment in marketable securities                                       (19,468,288)    (48,659,233)
                                                                                 ------------    ------------
                   Net cash used in investing activities                           (8,162,361)       (880,797)
                                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from issuance of common stock                                  697,493         232,562
              Extinguished convertible long-term debt                              (4,285,000)             --
              Treasury stock acquired                                                      --        (435,001)
                                                                                 ------------    ------------
                   Net cash used in financing activities                           (3,587,507)       (202,439)
                                                                                 ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (15,457,619)      2,099,435
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     18,556,641      15,185,841
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  3,099,022    $ 17,285,276
                                                                                 ============    ============

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The inventory components at September 30, 1999 and December 31, 1998, are as follows:


                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------
                Raw Materials                 $1,663,421           $1,659,097
                Work in Process                  216,520              393,068
                Finished Goods                   148,433              511,371
                                              ----------           ----------
                                              $2,028,374           $2,563,536
                                              ==========           ==========



NOTE 3.  INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share reflects the potential dilution of securities that could participate in the earnings. For the periods presented, the effect of dilutive stock options is not significant and the effect of assuming a conversion of convertible subordinated notes would be antidilutive. Therefore, diluted income (loss) per share is not materially different from basic income (loss) per common share.

NOTE 4.  CONVERTIBLE SUBORDINATED NOTES PAYABLE

         In November 1997, the Company issued $50,000,000 of convertible subordinated notes. These notes bear interest at the rate of 7% annually and are due in 2004. The notes are convertible, at the option of the holder, into common stock at any time prior to maturity, unless previously redeemed or repurchased. The notes are convertible, at the option of the Company, after three years from the date of issue. The conversion price is set at $19.00 per share.

         During the nine-month period ended September 30, 1999, the Company repurchased a total of $5,500,000, or 11%, of its outstanding 7% convertible subordinated notes for approximately $4,380,000, which includes approximately $95,000 accrued interest paid. As a result, the Company recognized an extraordinary gain of approximately $1,035,000, net of deferred finance charges and accumulated amortization of approximately $180,000. As of September 30, 1999, $43,000,000 of these notes are outstanding.

NOTE 5.  TRANSLATION OF FOREIGN CURRENCIES

         The Company's primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate net assets at period-end exchange rates, while income and expense accounts are translated at weighted-average exchange rates. Adjustments resulting from these translations are reflected in stockholders' equity as cumulative foreign currency translation adjustments. Some transactions of the Company and its subsidiary are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur. To date, the effect on income of such amounts has been immaterial. Sales by the Company's foreign subsidiary during the period ending September 30, 1999 were not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) whether the Company will receive, and the timing of, regulatory approvals or clearances to market potential products; (ii) the results of current and future clinical trials; and (iii) the time and expenses associated with the regulatory approval process for products. The success of the Company's business operations is in turn dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of the Company's marketing strategies to market its current and any future products, the Company's ability to manufacture products on a commercial scale, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

OVERVIEW

         Since its inception, the Company has devoted its efforts and resources primarily to research and development of dental products. The Company has sustained losses in each year of its operations prior to 1998 and realized its first net profit in 1998 primarily as a result of earning $17 million in milestone revenue from Block Drug Company ("Block"). The Block Agreement provides for potential milestone payments totaling up to $50 million to the Company over a three-to-five year period, as well as manufacturing margins and royalties on sales. As of December 31, 1998, the Company had recognized approximately $24.1 million in milestone revenue from Block.

         On September 24, 1999, the Company and Block entered into a Sixth Amendment to the Block Agreement, whereby the Company will provide Block with professional samples of ATRIDOX(R) during Block's fiscal year 2000. The Company believes that it can help promote the sales of ATRIDOX(R) by Block through these samples and is committed to investing in the future marketing and sales of ATRIDOX(R).

         The Company is also committed to expanding the sales of ATRIDOX(R) internationally. In July 1999, the Company received its first European approval of ATRIDOX(R) from the Medicines Control Agency of the United Kingdom. As a result, the Company launched the sales of ATRIDOX(R) in the United Kingdom during the second quarter.

         In addition, the Company recently has taken various actions to help assess strategic alternatives and reduce overall expenses. In early September, the Company retained Lehman Brothers Inc. as its financial advisor to assist the Company's board of directors in evaluating various strategic options and pursuing such options that are in the best interests of the Company and its shareholders. In addition, during October 1999, the Company implemented a cost reduction and restructuring plan. As a result, the Company will be reducing its work force by an estimated 12% with the goal of reducing operating costs by approximately $1.5 million for the year 2000.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues for the three months ended September 30, 1999 were approximately $1,562,000 compared to approximately $5,803,000 for the three months ended September 30, 1998. The 73% decrease was primarily due to the $5 million Block milestone earned during the third quarter 1998.

         The Company had sales of approximately $1,250,000 during the three months ended September 30, 1999 compared to approximately $572,000 for the three months ended September 30, 1998. The 119% increase in sales was primarily the result of the addition of sales for the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product both launched in September 1998.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities using the Company's technology and was approximately $312,000 for the three months ended September 30, 1999 compared to approximately $232,000 for the three months ended September 30, 1998, representing a 34% increase. The increase was primarily related to additional research contracts entered into after the third quarter of 1998.

         Cost of goods sold recorded for the three months ended September 30, 1999 was approximately $592,000 compared to approximately $354,000 for the three months ended September 30, 1998, representing a 67% increase. This increase in cost of sales is primarily related to the increase in sales as a result of ATRIDOX(R) and ATRISORB(R) FreeFlow GTR Barrier products both launched in September 1998.

         Research and development expenses for the three months ended September 30, 1999 were approximately $3,237,000 compared to approximately $2,565,000 for the three months ended September 30, 1998, representing a 26% increase. The increase was primarily the result of additional expenditures in new areas of research including leuprolide acetate for the treatment of prostate cancer and topical dapsone for the treatment of acne.

         Administrative and marketing expenses for the three months ended September 30, 1999 were approximately $1,198,000 compared to approximately $545,000 for the three months ended September 30, 1998, representing a 120% increase. The increase was primarily the result of recognition of amortization on assets associated with the ViroTex Corporation ("ViroTex") acquisition in November 1998. Additionally, attributing to the increase were expenditures associated with the Company's foreign subsidiary, which commenced operations in June 1999.

         Investment income for the three months ended September 30, 1999 was approximately $698,000 compared to approximately $931,000 for the three months ended September 30, 1998, representing a 25% decrease. The decrease was primarily the result of a reduction in principal investments and a decline in interest rates on investments for the three months ended September 30, 1999.

         Interest expense for the three months ended September 30, 1999 was approximately $780,000 compared to approximately $882,000 for the three months ended September 30, 1998, representing a 12% decrease. The reduction in interest expense was primarily the result of the Company's repurchase and retirement of $7,000,000 of its 7% convertible subordinated notes since the period ending September 30, 1998.

         For the reasons described above, the Company recorded a net loss of approximately $3,538,000, or $0.31 per share, for the three months ended September 30, 1999 compared to net income of approximately $2,386,000 for the three months ended September 30, 1998. The $5 million Block milestone payment earned in the third quarter of 1998 was the primary factor for the decrease in net income between periods.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues for the nine months ended September 30, 1999 were approximately $4,607,000 compared to approximately $14,705,000 for the nine months ended September 30, 1998. The 69% decrease was primarily due to the $12 million Block milestone payments earned during the second and third quarters of 1998.

         The Company had sales of approximately $3,801,000 during the nine months ended September 30, 1999 compared to approximately $2,281,000 for the nine months ended September 30, 1998. The 67% increase in sales was primarily the result of the addition of sales for the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product both launched in September 1998.

         Contract revenue represents revenue the Company received from grants and from unaffiliated third parties for performing contract research and development activities using the Company's technology, and was approximately $805,000 for the nine months ended September 30, 1999 compared to approximately $424,000 for the nine months ended September 30, 1998, representing a 90% increase. The increase was primarily related to additional research contracts entered into after the second quarter of 1998.

         Research and development expenses for the nine months ended September 30, 1999 were approximately $11,548,000 compared to approximately $8,421,000 for the nine months ended September 30, 1998, representing a 37% increase. The increase was primarily the result of additional expenditures in new areas of research including leuprolide acetate for the treatment of prostate cancer and topical dapsone for the treatment of acne.

         Administrative and marketing expenses for the nine months ended September 30, 1999 were approximately $2,930,000 compared to approximately $1,869,000 for the nine months ended September 30, 1998, representing a 57% increase. The increase was primarily the result of recognition of amortization on assets associated with the ViroTex acquisition in November 1998. Additionally, attributing to the increase were expenditures associated with the Company's foreign subsidiary, which commenced operations in June 1999.

         Investment income for the nine months ended September 30, 1999 was approximately $2,220,000 compared to approximately $2,839,000 for the nine months ended September 30, 1998, representing a 22% decrease. The decrease was primarily the result of a reduction in principal investments and a decline in interest rates on investments for the nine months ended September 30, 1999.

         Interest expense for the nine months ended September 30, 1999 approximated $2,350,000 compared to approximately $2,670,000 for the nine months ended September 30, 1998, representing a 12% decrease. The reduction in interest expense was primarily the result of the Company's repurchase and retirement of $7,000,000 of its 7% convertible subordinated notes since the period ending September 30, 1998.

         During the nine-month period ended September 30, 1999, the Company repurchased a total of $5,500,000, or 11%, of its outstanding 7% convertible subordinated notes for approximately $4,380,000, which includes approximately $95,000 accrued interest paid. As a result, the Company recognized an extraordinary gain of approximately $1,035,000 net of deferred finance charges and accumulated amortization of approximately $180,000. As of September 30, 1999, $43,000,000 of these notes were outstanding.

         For the reasons described above, the Company recorded a net loss of approximately $10,444,000 for the nine months ended September 30, 1999 compared to net income of approximately $3,174,000 for the nine months ended September 30, 1998. The $12 million Block milestone payments earned in the second and third quarters of 1998 were the primary factors causing the decrease in net income between periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had cash and cash equivalents of approximately $3,099,000, marketable securities (at fair market value) of approximately $42,707,000 and other current assets of approximately $4,981,000 for total current assets of approximately $50,787,000. Current liabilities totaled approximately $3,795,000, which resulted in working capital of approximately $46,992,000.

         In July 1999, a $1,000,000 line of credit was extended to fund short-term operations. As of September 30, 1999, this line of credit remained outstanding.

         During the nine months ended September 30, 1999, net cash used in operating activities was approximately $3,708,000. This result was due to the net loss for the period of approximately $10,444,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the consolidated statements of cash flows. Most significantly, the $5 million Block milestone payment earned in the third quarter of 1998 and received in the first quarter of 1999 reduced the cash impact of the net loss for the nine months ended September 30, 1999.

         Net cash used in investing activities was approximately $8,162,000 during the nine months ended September 30, 1999. This result was primarily due to the net investment of approximately $6,944,000 in marketable securities during the period. Additionally, approximately $1,077,000 was invested in the acquisition of property, plant and equipment. Net cash used in financing activities was approximately $3,588,000 during the nine months ended September 30, 1999. This result was primarily due to the repurchase of the Company's 7% convertible subordinated notes for $4,285,000.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to file and process regulatory approval applications, the development of the Company's commercial manufacturing facilities, the ability of the Company to obtain additional licensing arrangements and the demand for the Company's products. The Company expended approximately $1,077,000 for property, plant and equipment and approximately $173,000 for patent development in the nine-month period ending September 30, 1999. The Company expects its capital expenditures to approximate $1,500,000 for the year ending December 31, 1999, which will be used primarily to complete the automation of its manufacturing facility and to upgrade laboratory equipment.

         In October 1999, the Company repurchased $4,500,000, or approximately 10%, of its then outstanding 7% convertible subordinated notes on the open market for approximately $2,947,000, which includes accrued interest paid of approximately $127,000. As a result, the Company will recognize an extraordinary gain in the fourth quarter of 1999 of approximately $1,549,000, net of deferred finance charges and accumulated amortization of approximately $131,000. As of October 28, 1999, approximately $38,500,000 of these notes were outstanding.

YEAR 2000

         The Year 2000 problem concerns the application of computer systems written using six (e.g., 12/31/00) versus eight (e.g., 12/31/2000) digits to define the applicable date. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The Company's Year 2000 plan includes a four-phase process to evaluate its internal status with respect to the Year 2000 issue: inventory, system testing, remediation and preparation of contingency plans. In the first phase, which the Company completed in the first quarter of 1999, the Company conducted an inventory of its systems, including both information technology ("IT") systems and non-IT systems, such as, hardware and manufacturing equipment containing embedded technology, for Year 2000 compliance. The Company has identified its critical and medium priority internal systems. The remaining systems are considered to be of low priority because they are determined to have no direct impact on safety or the business.

         The Company is currently engaged in phase two (system testing) and phase three (remediation), simultaneously. Progress continues to be made in phases two and three of the Company's Year 2000 plan in which systems that are not Year 2000 compliant are either repaired, replaced or retired. All corrected applications and data elements are implemented and tested in the production environment. The systems that have been tested are either Year 2000 compliant or are expected to be made compliant at an immaterial cost to the Company. Although the Company does not expect that the impact of the Year 2000 issue will be material in systems still under evaluation, there can be no assurance that the Company will not discover Year 2000 issues in the course of its evaluation process that would have a material adverse effect on the business, financial condition or results of Company operations. Phases two and three of the Year 2000 plan are expected to be completed during the fourth quarter of 1999.

         The Company is in the process of requesting and assessing compliance information from its critical suppliers, strategic partners, financial organizations and utility providers with which the Company depends on in its business operations. These business entities may refuse to respond to a readiness survey or request for information. It is possible that these business entities may, in fact, be prepared to address Year 2000 concerns, however, simply neglect to respond. Conversely, various business entities may respond that they are Year 2000 ready, when in fact, they are not prepared. If the Year 2000 problem causes these business entities to fail to deliver essential materials and services, then disruptions in the Company's operations, computer infrastructure or telecommunications systems could be the result. Because of the inherent uncertainties associated with the Year 2000 problem, including understanding the Year 2000 readiness of these key third parties, it is not possible to accurately quantify the potential impact at this time. Failure to adequately address the Year 2000 problem in a timely manner by key suppliers, utility providers or the Company could potentially have a material adverse effect on the Company's financial condition, results of operations or liquidity. Additionally, there can be no guarantee that any contingency plans developed by the Company will prevent such failures from having a material adverse effect on the Company. The Company, however, believes that there is a low probability that these multiple failures could occur. The Company expects to complete this survey in the fourth quarter of 1999. At this time, the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the business, financial condition or results of operations of the Company, and there can be no assurance that the impact, if any, will not be material.

         Phase four (contingency planning) of the Year 2000 plan will involve taking any necessary corrective actions to bring systems into compliance and to develop a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. The Company expects to establish its contingency plan in the fourth quarter of 1999, after the completion of phases two and three. As part of phase four, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective actions. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition or results of operations.

         To date, the costs incurred by the Company with respect to this process were approximately $99,000 in 1998 and approximately $136,000 for the nine months ended September 30, 1999. The Company has continued to purchase and replace non-compliant equipment and software as part of its continual IT updating process and has virtually replaced as part of its normal business plan the majority of all non-compliant equipment. Future costs associated with the Year 2000 process are estimated to be approximately $27,000.

         The risk to the Company resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as other companies in general. The following are representative of the types of risks that could result in the event of one or more of the Company's information systems, laboratories or facilities failing to be Year 2000 ready, or similar major failures by one or more major third party suppliers to the Company:

         Information systems - could include interruptions or disruptions of business and transactions processing, such as, customer billing, payroll, accounts payable and other operating and information processing, until systems can be remedied or replaced.

         Laboratory facilities - could include interruptions or disruptions of data management processes and facilities with delays in delivery of services, until non-compliant conditions or components can be remedied or replaced.

         Major supplier to the Company - could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components, which could cause interruptions or disruptions and delays in delivery of services, until the third party suppliers remedied the problem or contingency measures can be implemented.

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

         Interest Rate Risk. The Company's investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of durations ranging from one to four years. The market value of these bonds is subject to interest rate risk and could decline in value if interest rates decrease. To mitigate the impact of fluctuations in cash flow, the Company maintains substantially all of its debt instruments as fixed rate. The portion maintained as fixed rate is dependent on many factors including judgments as to future trends in interest rates.

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

         To perform a sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at September 30, 1999. The fair values that result from these computations are compared with the fair values of these financial instruments at September 30, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at September 30, 1999 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by approximately $247,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by approximately $247,000 per year. The Company maintains a portion of its financial instruments, including long-term debt instruments of approximately $7,178,000 at September 30, 1999, at variable interest rates. If interest rates were to increase 10%, the impact of such instruments on cash flows or earnings would not be material.

         The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of the Company's assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities owned by the Company.

         The market price of the 7% Convertible Subordinated Notes generally changes in parallel with the market price of the Common Stock. When the Common Stock price increases, the price of these Notes generally increases proportionally. Fair market price of the Convertible Subordinated Notes can be determined from quoted market prices, where available. The fair value of the Company's long-term debt was estimated to be approximately $26,400,000 at September 30, 1999 and is lower than the carrying value by approximately $16,600,000. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in the Company's weighted average long-term borrowing rate and a 1% decrease in quoted market prices, or $860,000.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Amended and Restated Certificate of Incorporation (1)

                  3.2      Seventh Amended and Restated Bylaws (2)

                  4.1      Form of Common Stock Certificate (3)

                  4.2 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (4)

                  4.3      Form of Note (included in Indenture, see Exhibit 4.2)

                  4.4 Rights Agreement (including form of Right Certificate, as Exhibit A, the form of Summary of Rights, as Exhibit B) (5)

                  4.5 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited (1)

                  10.3F Sixth Amendment to Block Agreement dated September 24, 1999*, **

                  27.      Financial Data Schedule.*

         (b)      Reports on Form 8-K

                  No reports on form 8-K were filed during the period ended September 30, 1999.

----------------------

*    Filed herewith.
**   Confidential treatment requested.
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.
(5)  Incorporated by reference to Registrant's Registration Statement on
     Form 8-A, file number 000-18231.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATRIX LABORATORIES, INC.

                                    (Registrant)

                                    By: /s/ David R. Bethune
                                       ----------------------------------------
                                       David R. Bethune
                                       Vice Chairman of the Board of Directors
                                       and Interim Chief Executive Officer

                                    By: /s/ Brian G. Richmond
                                       ----------------------------------------
                                       Brian G. Richmond
                                       Vice President--Finance, Assistant
                                       Secretary and Assistant Treasurer

                                  EXHIBIT INDEX


              Exhibit No.          Description
              -----------          -----------

                  3.1      Amended and Restated Certificate of Incorporation (1)

                  3.2      Seventh Amended and Restated Bylaws (2)

                  4.1      Form of Common Stock Certificate (3)

                  4.2 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (4)

                  4.3      Form of Note (included in Indenture, see Exhibit 4.2)

                  4.4 Rights Agreement (including form of Right Certificate, as Exhibit A, the form of Summary of Rights, as Exhibit B) (5)

                  4.5 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited (1)

                  10.3F Sixth Amendment to Block Agreement dated September 24, 1999*, **

                  27.      Financial Data Schedule.*

----------------------

*    Filed herewith.
**   Confidential treatment requested.
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.
(5)  Incorporated by reference to Registrant's Registration Statement on
     Form 8-A, file number 000-18231.