Form 10-Q/A
period 1999-09-30
ATRIX LABORATORIES INC
filed 2000-03-14
CIK 809875

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------


                                  FORM 10-Q/A-1


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

                          PART I. FINANCIAL INFORMATION


EXPLANATORY NOTE: Pursuant to this form 10-Q/A, Atrix Laboratories, Inc. amends "Item 1. FINANCIAL STATEMENTS", and ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of part I of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.



The financial statements for the quarter and nine-month period ended September 30, 1999 have been restated from amounts previously reported to report additional expenses related to issuance of restricted stock to an executive and to reflect these expenses as period costs when incurred.

ITEM 1.  FINANCIAL STATEMENTS

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                                            September 30,              December 31,
                                                                                                1999                      1998
                                                                                            ------------               ------------
                                                                                            (As Restated
                                                                                             See Note 6)
CURRENT ASSETS:
     Cash and cash equivalents                                                              $  3,099,022               $ 18,556,641
     Marketable securities, at fair market value                                              42,706,613                 37,102,867
     Accounts receivable, net of allowance for doubtful accounts
             of $124,408 and $49,165                                                           1,445,366                  5,937,446
     Interest receivable                                                                         511,005                    664,374
     Inventories                                                                               2,028,374                  2,563,536
     Prepaid expenses and deposits                                                               996,845                    853,266
                                                                                            ------------               ------------
         Total current assets                                                                 50,787,225                 65,678,130
                                                                                            ------------               ------------

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment                                                            10,476,693                  9,504,581
     Leasehold improvements                                                                      608,850                    605,107
                                                                                            ------------               ------------
         Total property, plant and equipment                                                  11,085,543                 10,109,688
     Accumulated depreciation and amortization                                                (3,721,641)                (2,978,121)
                                                                                            ------------               ------------
         Property, plant and equipment, net                                                    7,363,902                  7,131,567
                                                                                            ------------               ------------

OTHER ASSETS:
     Intangible assets, net of accumulated amortization of $1,216,082 and $522,314             4,746,905                  5,049,493
     Deferred finance costs, net of accumulated amortization of $175,274 and $252,131          1,254,543                  1,620,412
                                                                                            ------------               ------------
         Total other assets                                                                    6,001,448                  6,669,905
                                                                                            ------------               ------------
                 TOTAL ASSETS                                                               $ 64,152,575               $ 79,479,602
                                                                                            ============               ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                               $  1,418,165               $  1,650,490
     Short-term debt                                                                           1,000,000                        ---
     Interest payable                                                                            993,713                    279,039
     Accrued salaries and payroll taxes                                                          321,609                    263,204
     Other accrued liabilities                                                                    58,260                    210,869
     Deferred revenue                                                                              3,390                    153,602
                                                                                            ------------               ------------
         Total current liabilities                                                             3,795,137                  2,557,204
                                                                                            ------------               ------------

CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                        43,000,000                 48,500,000
                                                                                            ------------               ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding                                               ---                        ---
     Common stock, $.001 par value; 25,000,000
         shares authorized; 11,395,244 and  11,360,672 shares
         issued; 11,385,980 and 11,203,672 shares outstanding                                     11,395                     11,361
     Additional paid-in capital                                                               74,630,082                 74,822,942
     Treasury stock, 9,264 and 157,000 shares, at cost                                           (97,394)                (1,650,564)
     Accumulated other comprehensive loss                                                     (1,414,520)                   (96,553)
     Accumulated deficit                                                                     (55,772,125)               (44,664,788)
                                                                                            ------------               ------------
         Total shareholders' equity                                                           17,357,438                 28,422,398
                                                                                            ------------               ------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 64,152,575               $ 79,479,602
                                                                                            ============               ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                               1999                    1998
                                                                            -----------             ----------
REVENUE:                                                                   (As Restated
                                                                            See Note 6)
 Sales                                                                      $ 1,250,017               $571,783
 Contract revenue                                                               311,727                231,656
 Licensing                                                                          ---              5,000,000
                                                                            -----------             ----------
           Total revenue                                                      1,561,744              5,803,439
                                                                            -----------             ----------

OPERATING EXPENSES:
 Cost of goods sold                                                             591,563                353,885
 Research and development                                                     3,237,183              2,564,817
 Administrative and marketing                                                 1,569,688                545,148
                                                                            -----------             ----------
           Total operating expenses                                           5,398,434              3,463,850
                                                                            -----------             ----------
(LOSS) INCOME FROM OPERATIONS                                                (3,836,690)             2,339,589
                                                                            -----------             ----------

OTHER (EXPENSE) INCOME:
 Investment income                                                              698,385                931,305
 Interest expense                                                              (780,147)              (882,192)
 Other                                                                            9,173                 (2,366)
                                                                            -----------             ----------
           Total other (expense) income                                         (72,589)                46,747
                                                                            ===========             ==========
NET (LOSS) INCOME                                                           $(3,909,279)            $2,386,336
                                                                            ===========             ==========

Basic income (loss) per common share:                                            $ (.34)                  $.21
                                                                            ===========             ==========
Basic weighted average common shares outstanding                             11,359,748             11,280,246
                                                                            ===========             ==========


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                           1999                 1998
                                                                       ------------           -----------
REVENUE:                                                               (As Restated
                                                                        See Note 6)
 Sales                                                                    3,801,117           $ 2,281,124
 Contract revenue                                                           805,391               423,521
 Licensing                                                                      ---            12,000,000
                                                                       ------------           -----------
           Total revenue                                                  4,606,508            14,704,645
                                                                       ------------           -----------

OPERATING EXPENSES:

 Cost of goods sold                                                       1,539,510             1,466,822
 Research and development                                                11,548,189             8,421,303
 Administrative and marketing                                             3,301,234             1,869,095
                                                                       ------------           -----------
           Total operating expenses                                      16,388,933            11,757,220
                                                                       ------------           -----------
(LOSS) INCOME FROM OPERATIONS                                           (11,782,425)            2,947,425
                                                                       ------------           -----------

OTHER INCOME (EXPENSE):
 Investment income                                                        2,220,257             2,838,843
 Interest expense                                                        (2,350,121)           (2,669,720)
 Other                                                                       61,664                57,317
                                                                       ------------           -----------
           Total other (expense) income                                     (68,200)              226,440
                                                                       ------------           -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM

                                                                        (11,850,625)            3,173,865
                                                                       ------------           -----------
 Extraordinary gain on extinguishment of debt                             1,034,889                   ---
                                                                       ------------           -----------
NET (LOSS) INCOME                                                      $(10,815,736)          $ 3,173,865
                                                                       ============           ===========
Basic earnings per common share:
 (Loss) Income before extraordinary item                                     $(1.05)                 $.28
 Extraordinary item                                                             .09                   ---
                                                                       ------------           -----------
 Net (loss) income                                                            $(.96)                 $.28
                                                                       ============           ===========
Basic weighted average common shares outstanding                         11,301,027            11,293,149
                                                                       ============           ===========


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)


                                   Common Stock       Additional                     Other                       Total
                               --------------------     Paid-in     Treasury      Comprehensive Accumulated   Shareholders'
(As Restated - See Note 6)       Shares      Amount     Capital       Stock           Loss        Deficit        Equity
                               ----------   -------   -----------  -----------     -----------  ------------  ------------
Balance, December 31, 1998     11,203,672   $11,361   $74,822,942  $(1,650,564)    $   (96,553) $(44,664,788) $ 28,422,398
Comprehensive loss:
     Net loss                     ---        ---         ---           ---            ---        (10,815,736)  (10,815,736)
     Other comprehensive
       loss:
       - Cumulative foreign
         currency Translation
         adjustments              ---        ---         ---           ---              (3,920)      ---            (3,920)
      -  Unrealized loss on
         Investments              ---        ---         ---           ---          (1,314,047)      ---        (1,314,047)
                                                                                                              ------------
Total comprehensive loss                                                                                       (12,133,703)
Exercise of stock options         120,655        15      (763,782)   1,107,549        ---            (32,568)      311,214
Exercise of non-qualified
stock options                       1,000    ---         ---            10,513        ---             (3,513)        7,000
Exercise for earn-out
distribution                       18,845        19       194,890      ---            ---            ---           194,909
Issuance to executive              40,000                 371,250      420,526                      (255,520)      536,256
Issuance for employee stock
  purchase plan                     1,808    ---            4,782       14,582        ---                           19,364
                               ----------   -------   -----------  -----------     -----------  ------------  ------------
Balance, September 30, 1999    11,385,980   $11,395   $74,630,082  $   (97,394)    $(1,414,520) $(55,772,125) $ 17,357,438
                               ==========   =======   ===========  ===========     ===========  ============  ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                                               1999                  1998
                                                                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      (As Restated
                                                                                            See Note 6)
  Net (loss) income                                                                        $(10,815,736)         $  3,173,865
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
        Depreciation                                                                            793,721               696,604
        Amortization                                                                            666,398               312,863
        Loss on sale of property, plant and equipment                                            26,365                26,812
        Loss (gain) on sale of marketable securities                                             11,750               (28,186)
        Extraordinary gain on extinguishment of debt                                         (1,034,889)                  ---
        Write-off of obsolete patents                                                             2,345                14,828
        Stock Compensation                                                                      371,250                   ---
   Net changes in operating assets and liabilities:
        Accounts receivable                                                                   4,492,080               700,973
        Interest receivable                                                                     153,369              (456,906)
        Inventories                                                                             535,162            (1,517,984)
        Prepaid expenses and deposits                                                          (143,579)             (634,169)
        Accounts payable - trade                                                               (236,245)              (10,027)
        Short-term debt                                                                       1,000,000                   ---
        Interest payable                                                                        714,674               867,808
        Accrued salaries and payroll taxes                                                       58,405                75,575
        Other accrued liabilities                                                              (152,609)              (39,385)
        Deferred revenue                                                                       (150,212)                  ---
                                                                                           ------------          ------------
                   Net cash (used in) provided by operating activities                       (3,707,751)            3,182,671
                                                                                           ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                                         (1,077,303)             (790,187)
        Acquisition of leasehold improvements                                                    (3,743)                  ---
        Investments in intangible assets                                                       (165,615)             (211,263)
        Proceeds from sale of property, plant and equipment                                      28,625                 2,713
        Proceeds from sale of marketable securities                                           3,488,250            20,158,186
        Proceeds from maturity of marketable securities                                       9,035,713            28,618,987
        Investment in marketable securities                                                 (19,468,288)          (48,659,233)
                                                                                           ------------          ------------
                   Net cash used in investing activities                                     (8,162,361)             (880,797)
                                                                                           ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from issuance of common stock                                            697,493               232,562
              Extinguished convertible long-term debt                                        (4,285,000)                  ---
              Treasury stock acquired                                                               ---              (435,001)
                                                                                           ------------          ------------
                   Net cash used in financing activities                                     (3,587,507)             (202,439)
                                                                                           ------------          ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (15,457,619)            2,099,435
                                                                                           ------------          ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               18,556,641            15,185,841
                                                                                           ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $3,099,022          $ 17,285,276
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


NOTE 6.  RESTATEMENT



         Prior to the issuance of the Company's financial statement for the year ended December 31, 1999 management determined that certain compensation costs that should have been recorded in the third quarter were not. These costs were associated with a charge of $371,250 for the issuance of restricted stock to an executive of the Company. As a result, the financial statements for the quarter and nine-month periods ended September 30, 1999 have been restated to reflect these costs. An adjustment for this amount between additional paid in capital and accumulated deficit was made and is the only change in the September 30, 1999 balance sheet. A summary of the effects of the restatement on the statements of operation is as follows:



                                                    For the Quarter Ended                 For the Nine Month Ended
                                                      September 30, 1999                      September 30, 1999
                                                 ----------------------------          -----------------------------
                                                                As Previously                          As Previously
                                                 As Restated      Reported             As Restated       Reported
                                                 -----------     ------------          -----------     -------------
  Administrative and marketing                     1,569,688      1,198,438              3,301,234        2,929,984
  Total operating expense                          5,398,434      5,027,184             16,388,933       16,017,683
  (Loss) income from operations                   (3,836,690)    (3,465,440)           (11,782,425)     (11,411,175)
  (Loss) income before extraordinary item                ---            ---            (11,850,625)     (11,479,375)
  Net (loss) income                              (3,909, 279)    (3,538,029)           (10,815,736)     (10,444,486)
  (Loss) Income before extraordinary item                ---            ---                  (1.05)           (1.01)
  Basic income (loss) per common share                  (.34)          (.31)                  (.96)            (.92)


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


         Administrative and marketing expenses for the three months ended September 30, 1999 were approximately $1,570,000 compared to approximately $545,000 for the three months ended September 30, 1998, representing a 188% increase. The increase was primarily the result of recognition of amortization on assets associated with the ViroTex Corporation ("ViroTex") acquisition in November 1998; expenditures associated with the Company's foreign subsidiary, which commenced operations in June 1999; and compensation costs for the issuance of restricted shares of stock to an executive of the Company.


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


         For the reasons described above, the Company recorded a net loss of approximately $3,909,000, or $0.34 per share, for the three months ended September 30, 1999 compared to net income of approximately $2,386,000 for the three months ended September 30, 1998. The $5 million Block milestone payment earned in the third quarter of 1998 was the primary factor for the decrease in net income between periods.

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


         Administrative and marketing expenses for the nine months ended September 30, 1999 were approximately $ 3,301,000 compared to approximately $1,869,000 for the nine months ended September 30, 1998, representing a 77% increase. The increase was primarily the result of recognition of amortization on assets associated with the ViroTex acquisition in November 1998; expenditures associated with the Company's foreign subsidiary, which commenced operations in June 1999; and compensation costs for the issuance of restricted shares of stock to an executive of the Company.


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


         For the reasons described above, the Company recorded a net loss of approximately $10,816,000 for the nine months ended September 30, 1999 compared to net income of approximately $3,174,000 for the nine months ended September 30, 1998. The $12 million Block milestone payments earned in the second and third quarters of 1998 were the primary factors causing the decrease in net income between periods.

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


         During the nine months ended September 30, 1999, net cash used in operating activities was approximately $3,708,000. This result was due to the net loss for the period of approximately $10,816,000, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the consolidated statements of cash flows. Most significantly, the $5 million Block milestone payment earned in the third quarter of 1998 and received in the first quarter of 1999 reduced the cash impact of the net loss for the nine months ended September 30, 1999.


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

         In October 1999, the Company repurchased $4,500,000, or 10%, of its then outstanding 7% convertible subordinated notes on the open market for approximately $2,947,000, which includes accrued interest paid of approximately $127,000. As a result, the Company will recognize an extraordinary gain in the fourth quarter of 1999 of approximately $1,549,000, net of deferred finance charges and accumulated amortization of approximately $131,000. As of October 28, 1999, approximately $38,500,000 of these notes were outstanding.

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

                 10.3F Sixth Amendment to Block Agreement dated September 24, 1999(6), **

                 27.       Financial Data Schedule.*


         (b)      Reports on Form 8-K

                  No reports on form 8-K were filed during the period ended September 30, 1999.



----------------------

*    Filed herewith.
**   Confidential treatment requested.
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.
(5)  Incorporated by reference to Registrant's Registration Statement on
     Form 8-A, file number 000-18231.
(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1999, as filed with the Securities and Exchange Commission on November 1, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATRIX LABORATORIES, INC.
                                    (Registrant)


                                    By: /s/ David R. Bethune
                                       -----------------------------------------
                                       David R. Bethune
                                       Vice Chairman of the Board of Directors
                                       and Interim Chief Executive Officer


                                    By: /s/ Brian G. Richmond
                                       -----------------------------------------
                                       Brian G. Richmond
                                       Vice President--Finance, Assistant
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

    4.4          Rights Agreement (including form of Right
                 Certificate, as Exhibit A, the form of Summary of Rights, as Exhibit B) (5)

    4.5          Warrant to purchase 6,750 shares of Atrix Common
                 Stock issued to Gulfstar Investments, Limited (1)

   10.3F         Sixth Amendment to Block Agreement dated
                 September 24, 1999(6), **

   27.           Financial Data Schedule.*

----------------------

*    Filed herewith.
**   Confidential treatment requested.
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.
(5)  Incorporated by reference to Registrant's Registration Statement on
     Form 8-A, file number 000-18231.
(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1999, as filed with the Securities and Exchange Commission on November 1, 1999.