Form 10-K
period 1999-12-31
ATRIX LABORATORIES INC
filed 2000-03-14
CIK 809875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                             ---------------------

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 6, 2000 was $160,718,964.
     The number of shares outstanding of the registrant's common stock as of March 6, 2000 was 11,479,926.

     Documents incorporated by reference:

     Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders scheduled to be held on May 8, 2000.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Atrix Laboratories, Inc. was formed in August 1986 as a Delaware corporation. In November 1998, we acquired ViroTex Corporation through the merger of our wholly owned subsidiary, Atrix Acquisition Corporation, with and into ViroTex. In June 1999, our wholly owned registered subsidiary, Atrix Laboratories Limited, was organized to conduct our international operations.

     We are engaged primarily in the research, development and commercialization of a broad range of medical, dental, and veterinary products based on our proprietary drug delivery systems. With the acquisition of ViroTex, we have a broad-based platform of drug delivery technologies that provides for parenteral, transmucosal and topical delivery. These patented technologies have capabilities of delivering small organic molecules, peptides, proteins, vaccines and natural products. Our business strategy is to:

     o focus on the commercialization of dental products that are on the market in the U.S. and approved in Europe,

     o develop partnerships with pharmaceutical and biotechnology companies for delivery of new chemical entities and life cycle management products,

     o expand our internal product portfolio through the acquisition of complementary technologies and/or products, and

     o    retain manufacturing control of our marketed products.

     Drug Delivery Systems

     The following chart provides a brief description of our drug delivery systems.



Technology                                  Description                                 Application
----------                                  -----------                                 -----------
ATRIGEL(R)                                  Biodegradable sustained release in          Delivery of drugs from weeks to months
                                            situ implant for local or systemic
                                            delivery

Bioerodible Muco-Adhesive Film
("BEMA(TM)")                                Pre-formed bioerodible film for             Transmucosal delivery of drugs from
                                            fast-acting local or systemic               minutes to hours
                                            delivery

Solvent Microparticle System                Topical gel providing 2-stage dermal        Dermal delivery of water insoluble drugs
("SMP(TM)")                                 delivery

Mucocutaneous Absorption System             Water resistant topical gel providing       Tenacious film for either wet or dry
("MCA(TM)")                                 sustained delivery                          surfaces

Biocompatible Polymer System                Non-cytotoxic gel/liquid for topical        Protective film for wound healing
("BCP(TM)")                                 delivery


     Marketed Products

     In December 1996, we entered into a commercialization agreement with Block Drug Corporation, a leading marketer of oral healthcare products. Under the current terms of the agreement, Block has acquired the exclusive North American rights to market the ATRIDOX(R) product, the ATRISORB(R) GTR Barrier products and the ATRISORB(R)-DOXY products.

     We currently market two drug products, two medical device products and two over-the-counter drug products. Our flagship drug product, ATRIDOX(R) is a minimally invasive pharmaceutical treatment for periodontitis that employs the ATRIGEL(R) system containing the antibiotic doxycycline. ATRIDOX(R) received approval from the United States Food and Drug Administration, or FDA, in September 1998 and Block commenced marketing of ATRIDOX(R) at this time. Our subsidiary, Atrix Laboratories Limited, currently markets the ATRIDOX(R) product within the United Kingdom. In the veterinary field, we developed a drug product utilizing the ATRIGEL(R) system to treat periodontal disease in companion animals, which is being marketed by Heska Corporation.

     The ATRISORB(R) GTR Barrier, a biodegradable film utilizing the ATRIGEL(R) system, is a medical device used to aid in the guided tissue regeneration, or GTR, of a tooth's support following periodontal surgery. An improved version of the GTR barrier, the ATRISORB(R) FreeFlow GTR Barrier, was introduced in 1998.

     Over-the-counter products currently marketed include Viractin(R) Cold Sore & Fever Blister Medicine and Eucalyptamint(R) 2000, a topical arthritis pain relieving gel that utilizes our proprietary formula based upon the MCA(TM) drug delivery system. Both products were acquired through the ViroTex acquisition. Viractin(R) is marketed by J.B. Williams Company and we receive royalties on net sales of Viractin(R) through July 2002. In April 1999, our marketing partner, Heritage Consumer Products, LLC, commenced sales of Eucalyptamint(R) 2000. Under the terms of the Heritage agreement, Heritage funds commercialization of the product and we receive royalty payments and manufacturing margins.

     Research and Development

     We are currently developing the ATRISORB(R)-DOXY and the ATRISORB(R)-DOXY FreeFlow GTR Barrier products. These are second-generation GTR barrier products that combine the benefits of the ATRISORB(R) GTR Barrier products with the antibiotic doxycycline, for improved clinical outcomes following periodontal surgery. We commenced pivotal trials for the ATRISORB(R)-DOXY product in July 1998, completed the human clinical studies in November 1999 and filed for regulatory clearance with the FDA in February 2000.

     In June 1999, we successfully completed Phase I/II human clinical studies for delivery of leuprolide acetate in prostate cancer patients using our proprietary 30-day sustained released ATRIGEL(R) formulation. In January 2000, we announced successful interim results in the ongoing Phase III human clinical trials pertaining to the 30-day prostate cancer therapy study. In January 2000, we filed an investigational new drug application with the FDA for our 90-day prostate cancer product.

     We are currently developing an acne treatment utilizing the SMP(TM) topical drug delivery system combined with topical dapsone. Phase I/II human clinical trials commenced in May 1998.

     Development costs associated with the ATRIDOX(R) product and research costs for various drug evaluations utilizing our five proprietary drug delivery systems continued throughout 1999.


RECENT DEVELOPMENTS

     In April 1999, we received European approval in the United Kingdom for the ATRIDOX(R) product. In January 2000, we received approval in 11 additional European countries to market ATRIDOX(R). In 1999, ATRIDOX(R) was awarded the ADA Seal of Acceptance from the American Dental Association's Council on Scientific Affairs, which is an important symbol to dentists and consumers that signifies a dental product's safety, effectiveness and the scientific validity of its health benefits.


OUR DRUG DELIVERY SYSTEMS

     ATRIGEL(R) System

     We believe that the ATRIGEL(R) system addresses many of the limitations associated with traditional drug delivery technologies. Most drugs are administered orally or by injection at intermittent and frequent doses. These routes of administration are not optimal for several reasons, including:

     o    difficulty in maintaining uniform drug levels over time,

     o    problems with toxicity and side effects,

     o    high costs due to frequent administration, and

     o    poor patient compliance.

     Furthermore, innovations in biotechnology have led to an increase in the number of protein and peptide drugs under development. These therapeutics, because of their larger molecular size and susceptibility to degradation in the gastrointestinal tract, often are required to be administered by multiple injections, usually in a hospital or other clinical setting. The ATRIGEL(R) system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds. In preclinical trials, we have demonstrated the ability of the ATRIGEL(R) system to deliver, both systemically and locally, various proteins and peptides, including hormones and growth factors. There can be no assurance, however, that future products using the ATRIGEL(R) system will be successfully developed and FDA approved or cleared for commercial use.

     We believe that the ATRIGEL(R) system may provide benefits over traditional methods of drug administration such as tablets or capsules, injections and continuous infusion as a result of the following properties:

     o Safety - All current components of the ATRIGEL(R) system are biocompatible and have independently established safety and toxicity profiles. The polymers used in the system are members of a class of polymers, some of which have previously been approved by the FDA for human use in other applications. We have also conducted toxicological studies on the ATRIGEL(R) system to develop a safety and toxicological profile.

     o Broadly Applicable - The ATRIGEL(R) system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds. In preclinical models, we have demonstrated the ATRIGEL(R) system can be used to deliver proteins, peptides and other compounds that have formulation stability issues or short in-vivo half-lives.

     o Site Specific Drug Delivery - The ATRIGEL(R) system can be delivered directly to a target area, thus potentially achieving higher drug concentrations at the desired site of action to minimize systemic side effects. For example, the ATRIDOX(R) product delivers high concentrations of the antibiotic doxycycline to periodontal pockets with minimal systemic concentrations of the drug. In preclinical models, we have delivered Lidocaine directly to a surgical site to reduce the pain associated with post-operative surgery.

     o Systemic Drug Delivery - The ATRIGEL(R) system also can be used to provide sustained drug release into the systemic circulation for certain drugs. In these applications the entire body requires treatment, and the drug may not be active when given orally. For example, we are developing an ATRIGEL(R) formulation containing the peptide hormone leuprolide acetate as a systemic therapy for prostate cancer. In preclinical models, we have demonstrated the systemic delivery of leuprolide at therapeutic levels for up to 120 days from a single depot injection.

     o Customized Continuous Release and Degradation Rates - The ATRIGEL(R) system can be designed to provide continuous release of incorporated pharmaceuticals over a targeted time period so as to reduce the frequency of drug administration. In addition, the ATRIGEL(R) system can be designed to degrade over weeks, months, or even one year.

     o Biodegradability - The ATRIGEL(R) system will biodegrade and is not expected to require removal when the drug is depleted.

     o Ease of Application - The ATRIGEL(R) system can be injected or inserted as flowable compositions, e.g., solutions, gels, pastes, and putties, by means of ordinary needles and syringes, or can be sprayed or painted onto tissues.

     Bioerodible Mucoadhesive ("BEMA(TM)") System

     This unique polymer-based system is designed to deliver systemic levels of drugs rapidly across oral or vaginal mucosal tissues. The BEMA(TM) delivery system consists of bioerodible bi-layer or multi-layer thin films that can be developed to deliver at different time intervals. The semi-soft BEMA(TM) film adheres readily to the mucosa, where it softens further on contact with moisture, rapidly becoming unnoticeable as it delivers the drug and erodes away. The BEMA(TM) system is versatile and can incorporate a wide variety of drugs, including proteins and peptides, which can be loaded into the mucoadhesive layer for delivery into the mucosal tissue, while minimizing drug release into surrounding tissues or cavities. It is also possible to load the drug into the backing layer to provide more controlled release into the oral or vaginal cavity.

     Various properties of the BEMA(TM) products, such as residence time, bioerosion kinetics, taste, shape and thickness can be modified to the desired level in order to customize drug delivery to the medical need. The BEMA(TM) system can be formulated for either local or systemic drug delivery, and is suitable for both over-the-counter, or OTC, and prescription products. A BEMA(TM) product containing dyclonine as a local anesthetic prior to dental procedures and for the treatment of canker sores has been consumer tested. A proprietary BEMA(TM) prescription product is currently in pivotal clinical trials for faster healing of canker sores. The BEMA(TM) technology has applications in hormone replacement therapy, pain management, anti-emetics, anti-psychotics, mucosal vaccines, all of which require rapid onset of action and avoidance of first-pass metabolism if necessary. We have evaluated several compounds for these applications. For a typical oral application, the upper limit of drug loading for a single immediate-release dose is about 20 mg.

     Mucocutaneous Absorption ("MCA(TM)") System

     The MCA(TM) delivery system can be formulated as either alcohol-based gels or as aerosols for the localized delivery of drugs to the skin or mucosal tissues. The MCA(TM) formulations can be applied to dry, damp or even wet skin or mucosal surfaces. Because of the novel blend of cellulose polymers dissolved in alcohol, they quickly dry to form tenacious, moisture-resistant films that can deliver drugs and/or promote healing. Depending on the desired application, the MCA(TM) products can be formulated to give opaque films in order to highlight the area of treatment, or to transparent films that are more cosmetically acceptable. The MCA(TM) formulations can be easily flavored to mask the taste of active ingredients for oral products and are compatible with liquid spray applicators.

     Solvent/Microparticle ("SMP(TM)") System

     We are currently developing the SMP(TM) delivery system. This system provides controlled delivery of a pharmaceutical compound to the skin, even where the skin barrier is compromised or completely absent, such as in the case of a wound or lesion.

     The SMP(TM) technology consists of a two-stage system designed to provide topical delivery of highly water-insoluble drugs to the skin. The unique combination of dissolved drug with a microparticle suspension of the drug in a single formulation allows a controlled amount of the dissolved drug to permeate into the epidermal layer of the skin, while a high level of the microparticle drug is maintained just above the outermost layer of the skin for later delivery. The consistent microparticle size and distribution maximize drug delivery while minimizing crystal growth over the shelf life of the product. The dissolved and microparticulate drug may be the same pharmaceutical active or they may be different actives that require local delivery over different time frames.

     Biocompatible Polymer ("BCP(TM)") System

     The BCP(TM) delivery system, composed of polymers, solvents and actives carefully selected for their low toxicity to skin cells, can be formulated as either film-forming gels or liquids for topical applications. The BCP(TM) gels are non-greasy, non-staining formulations that can be applied to wounded or denuded skin to deliver a drug, such as an antibiotic, and then dry to form a non-constricting, protective film over the wound. The gels have the unique property of maintaining an ideal wound-healing environment by removing excess moisture from exudative wounds and transferring moisture from the gel into wounds that are too dry. The liquid BCP(TM) formulations are designed to provide effective cleansing of topical wounds or denuded skin without causing further trauma to the skin, thereby promoting faster healing with minimal scarring.

     Topical Anesthetic Depot ("TAD(TM)") System

     The TAD(TM) delivery system enhances antiviral efficacy and creates a prolonged anesthetic effect, i.e., numbing, pain and itching relief, through sustained delivery of a local anesthetic to the skin. The TAD(TM) delivery system creates a depot of drug at the basal cell layer of the skin, the site at which the nerve endings interact with the epidermis and the primary site of viral replication. A double-blinded, placebo-controlled clinical study for the treatment of recurrent cold sores and fever blisters exhibited a 30% reduction in healing time with an active formulation that incorporated the TAD(TM) delivery system versus a placebo. The Viractin(R) product was developed using this delivery system. In connection with the sale of Viractin(R) to CEP Holdings, Inc., ViroTex transferred all rights, title and interest to the TAD(TM) delivery system and received an exclusive license to use the technology in the topical treatment of diseases other than oral herpes lesions.

     MARKETED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The following table sets forth certain information about our products and products under development based on the Atrigel(R) system.


                    PRODUCT                                     INDICATION                                  STATUS(1)

     Periodontal Applications:
--------------------------------------------- ------------------------------------------- ------------------------------------------
     ATRIDOX(R)                               Antibiotic therapy for chronic              Marketed
                                              periodontitis                               Launched November 1998
--------------------------------------------- ------------------------------------------- ------------------------------------------
     ATRISORB(R)GTR Barrier                   Tissue regeneration following periodontal   Marketed
                                              surgery                                     Launched 1996
--------------------------------------------- ------------------------------------------- ------------------------------------------
     ATRISORB(R)Free Flow                     Tissue regeneration following periodontal   Marketed
     GTR Barrier                              surgery                                     Launched November 1998
--------------------------------------------- ------------------------------------------- ------------------------------------------
     ATRISORB(R)GTR Barrier with              Tissue regeneration and infection           Phase III clinical trials completed Nov.
     doxycycline                              reduction following periodontal surgery     1999 Currently under review by the FDA
--------------------------------------------- ------------------------------------------- ------------------------------------------
     ATRISORB(R)FreeFlow GTR Barrier with     Tissue regeneration and infection           Phase III clinical trials completed Nov.
     doxycycline                              reduction following periodontal surgery     1999 Currently under review by the FDA
--------------------------------------------- ------------------------------------------- ------------------------------------------

     Oncology Applications:
--------------------------------------------- ------------------------------------------- ------------------------------------------
     ATRIGEL(R) system with leuprolide        Prostate cancer                             Phase  I/II  clinical trials completed
     acetate                                                                              June 1999 Phase III clinical trials
                                                                                          began September 1999
--------------------------------------------- ------------------------------------------- ------------------------------------------

     Post-Operative Pain
--------------------------------------------- ------------------------------------------- ------------------------------------------
      ATRIGEL(R)system with lidocaine          Pain associated with surgical procedures   Phase I clinical trials projected to
                                                                                          start April 2000
--------------------------------------------- ------------------------------------------- ------------------------------------------



     Veterinary Applications:
--------------------------------------------- ------------------------------------------- ------------------------------------------
     Heska Periodontal Therapeutic            Periodontitis in companion animals          Marketed
                                                                                          Launched December 1997
--------------------------------------------- ------------------------------------------- ------------------------------------------

--------------
(1)      See "Government Regulation."

     The following table provides a summary of our products and products under development that are not based on the ATRIGEL(R) system, including drug class and corresponding drug delivery systems.


                    PRODUCT                                    INDICATION                                  STATUS(1)

     Dermatological Application
-------------------------------------------- ------------------------------------------- ------------------------------------------
      SMP(TM)topical gel                          Treatment of acne                        Phase I clinical trials
                                                                                           Commenced May 1998
-------------------------------------------- ------------------------------------------- ------------------------------------------
      BCP(TM)topical antibiotic                   Infection protection                     Future OTC product
-------------------------------------------- ------------------------------------------- ------------------------------------------
      BCP(TM)wound wash                           Minor cuts and abrasions                 Future OTC product
-------------------------------------------- ------------------------------------------- ------------------------------------------
      Viractin(R)cream and gel                    Cold sores and fever blisters            OTC, sold to CEP Holdings July 1997,
                                                                                           royalty through July 2002
-------------------------------------------- ------------------------------------------- ------------------------------------------

     Mucosal Applications
-------------------------------------------- ------------------------------------------- ------------------------------------------
      BEMA(TM)Dyclonine                           Canker sores and dental pain             Future OTC product
-------------------------------------------- ------------------------------------------- ------------------------------------------
      MCA(TM)Benzocaine                           Canker sores                             Future OTC product
-------------------------------------------- ------------------------------------------- ------------------------------------------

     General Applications
-------------------------------------------- ------------------------------------------- ------------------------------------------
      BEMA(TM)systemic delivery                   Several drugs under evaluation           Preclinical
-------------------------------------------- ------------------------------------------- ------------------------------------------

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

     Based on published industry reports, we believe there are in excess of 50 million Americans with periodontal disease, and this number is increasing as a result of the increasing average age of the United States population. We believe that only a small percentage of Americans are now being treated for periodontal disease. In its early stages, progression of the disease is usually painless, allowing the condition to become advanced before treatment is sought by the patient. Periodontal disease has no known cure, and effective treatment is possible only through periodic professional intervention. The most common treatment is a painful procedure known as scaling and root planing that requires the dental professional to anesthetize the gums and then scrape away accumulated plaque and calculus above and below the gumline. For more serious cases, various forms of gum surgery are the primary treatment. We believe that many individuals do not seek treatment due to a number of factors including cost, pain, potential medical complications associated with current therapies, and because the disease is asymptomatic in its early stages. Based on published industry reports, we believe that over $6.5 billion is spent annually on the treatment of periodontal disease.

     The ATRIDOX(R) Product

     The ATRIDOX(R) product employs the ATRIGEL(R) system and the antibiotic doxycycline to form a product designed to control the bacteria that cause periodontal disease. The ATRIDOX(R) product is intended to add a new painless, minimally invasive pharmaceutical procedure to current periodontal treatment. The ATRIDOX(R) product is administered by a periodontist or a general dentist by inserting the liquid ATRIDOX(R) product into the periodontal pocket through a cannula. The liquid ATRIDOX(R) product solidifies in the periodontal pocket and then biodegrades as it releases doxycycline over a period of seven to ten days. On September 4, 1998 we received notice that the FDA had approved the new drug application for the ATRIDOX(R) product.

     Block has the exclusive rights to market the ATRIDOX(R) product in North America. Block began introducing ATRIDOX(R) at dental professional meetings in October 1998, and began detailing ATRIDOX(R) to the United States dental profession in November 1998. In April 1999, we received European approval in the United Kingdom for the ATRIDOX(R) product. Atrix Laboratories Limited sells and markets ATRIDOX(R) in the United Kingdom. We received approval in 11 additional European countries to market ATRIDOX(R) in January 2000. In 1999, ATRIDOX(R) was awarded the ADA Seal of Acceptance which is an important symbol to dentists and consumers that signifies a dental product's safety, effectiveness and the scientific validity of its health benefits.

     ATRISORB(R) GTR Barrier Products

     The ATRISORB(R) GTR Barrier is a biodegradable, liquid polymer product that utilizes the ATRIGEL(R) system to aid in the regeneration of a tooth's support following osseous flap surgery or other periodontal procedures. Osseous flap surgery, a common treatment for severe cases of periodontal disease, involves cutting a flap of gum tissue to expose and debride areas not reachable by conventional scaling and root planing procedures. We estimate that there are currently over 2 million flap surgeries performed each year in the United States. Published research has shown that to obtain optimal healing following flap surgery, it is necessary to isolate the wound healing site from the adjacent gum tissue. The placement of a barrier that isolates the surgical site from the gum tissue has been shown to selectively facilitate growth of periodontal ligament cells, leading to connective tissue and bone regeneration at the base of the periodontal defects.

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

     On March 22, 1996, we received a 510(k) premarket notification clearance from the FDA to market the ATRISORB(R) GTR Barrier in the United States. We received the CE Mark for the ATRISORB(R) product in December 1997, increasing from eight to seventeen countries in Europe where the product is cleared for sale. The CE Mark approval included a new in situ application technique allowing the direct placement of the liquid on bone graft material. On September 9, 1998 we received a 510(k) premarket notification clearance from the FDA to market this improved version of the ATRISORB(R) GTR Barrier in the United States, where it is being sold by Block as the ATRISORB(R) FreeFlow GTR Barrier. As of December 31, 1999, we had received clearance to market the ATRISORB(R) GTR Barrier in 21 foreign countries, with 1 application pending. We expect to market the product in additional foreign countries; however, there can be no assurance that additional regulatory approvals or clearances will be obtained.

     We commenced commercial sales of the Atrisorb(R) GTR Barrier in the United States in the third quarter of 1996. Block has the exclusive rights to market the ATRISORB(R) GTR Barrier and the ATRISORB(R) FreeFlow GTR Barrier products in North America. We currently market the ATRISORB(R) GTR Barrier and the ATRISORB(R) FreeFlow GTR Barrier products in Europe through independent distributors and are considering various marketing arrangements at this time. See "Collaborations."

     The ATRISORB(R)-DOXY Products

     We are currently developing the ATRISORB(R)-DOXY products to address infections following periodontal surgery. It has been shown clinically that post-operative infections often lead to less than optimum healing. We believe the incorporation of medicinal agents such as doxycycline into the ATRISORB(R) GTR Barrier and the ATRISORB(R) FreeFlow GTR Barrier products could provide a drug delivery capability not feasible with other GTR barrier products currently on the market. As a result, we believe the ATRISORB(R)-DOXY products will contribute to better healing of the surgical site. We completed Phase III clinical trials of the ATRISORB(R)-DOXY products in November 1999 and filed for FDA regulatory clearance of the ATRISORB(R)-DOXY products in February 2000.

     ONCOLOGY APPLICATIONS

     We believe that there are a number of potential systemic cancer therapies that are compatible with the ATRIGEL(R) technology. Our first such systemic application for the ATRIGEL(R) system in oncology is for prostate cancer. This product uses the ATRIGEL(R) technology and delivers leuprolide acetate to the systemic circulation for 30 days in order to reduce testosterone levels to castrated levels. Prostate cancer products that release leuprolide acetate over a 90-day period and a 120-day period are also under development.

     POST-OPERATIVE PAIN APPLICATIONS

     We are pursuing the use of our ATRIGEL(R) system to deliver lidocaine for orthopedic post-operative pain. This product is designed to deliver lidocaine for 3-5 days post surgery.

     VETERINARY APPLICATIONS

     In 1995, we signed an exclusive worldwide license agreement with Heska, to develop a product to treat periodontal disease in companion animals. Under the terms of the agreement, we developed a subgingival therapy for periodontal disease in dogs and cats, comprised of the antibiotic doxycycline and the ATRIGEL(R) system. A new animal drug application was approved for this product on November 19, 1997 and the product was launched in December 1997. Heska has the worldwide rights to market this product, which we manufacture exclusively.

     DERMATOLOGY

     We are currently developing a proprietary prescription acne product that incorporates the novel anti-inflammatory and antimicrobial drug dapsone into the SMP(TM) drug delivery system. We have completed product formulation and stability studies, good manufacturing practices, preclinical irritation and toxicity studies, and in vitro skin permeation studies for such product. Phase I clinical trials of this product commenced in the second quarter of 1998. Phase II clinical trials are expected to begin in the second quarter, 2000.

COLLABORATIONS

     Block Drug Agreement

     On December 17, 1996, we entered into the Block agreement pursuant to which Block acquired exclusive rights to market the ATRISORB(R) GTR Barrier products and the ATRISORB(R)-DOXY products, when and if approved, in North America. Block also acquired the rights to market the ATRIDOX(R) product in the United States, with an option to acquire the rights to market the ATRIDOX(R) product in Canada and certain European countries. On September 12, 1997, Block exercised its option to market the ATRIDOX(R) product in Canada, but let its option lapse with respect to Europe.

     Under the Block agreement, Block is responsible for sales and marketing for the products and will advise, consult and may financially support various aspects of our dental research and development program. We also have the right to co-market the products if certain annual sales levels are not met. The Block agreement provides for both milestone and royalty payments to us. The Block agreement expires on a product-by-product and a country-by-country basis upon the expiration of the last applicable patent or loss of patent protection for a product in a given country. The first patent will expire in 2012. In addition, Block may terminate the Block agreement:

     o    at any time without cause,

     o    upon 12-months prior written notice,

     o    if we commit a willful and material breach of the Block agreement, or

     o if we cease to manufacture or supply the product to Block pursuant to the Block agreement.

     We may terminate the Block agreement

     o    if Block fails to make any required payment,

     o    if Block commits a willful and material breach of the Block agreement,

     o    if Block ceases to offer the product for distribution, or

     o    if Block markets, distributes or sells a competitive product.

     PATENTS AND TRADEMARKS

     We consider patent protection and proprietary position to be materially significant to our business. As of December 31, 1999, we maintained 37 United States patents and 27 foreign patents, and have 22 United States and 47 foreign patent applications pending. Claims contained in these patents and pending patent applications protect our drug delivery technology and products based upon these technologies. These include the ATRIGEL(R) system, the BEMA(TM), MCA(TM), BCP(TM), and SMP(TM) technologies and the ATRISORB(R) GTR Barrier, ATRISORB(R) FreeFlow, and the ATRIDOX(R) products.

     Notwithstanding our pursuit of patent protection, there is no assurance that others will not develop delivery systems, compositions and/or methods that infringe our patent rights resulting from outright ownership or non-revocable exclusive licensure of patents which relate to our delivery systems, composition and/or methods. In that event, such delivery systems, compositions and methods may compete with our systems, compositions and methods and may adversely affect our operations. Furthermore, there is no assurance that patent protection will afford adequate protection against competitors with similar systems, composition or methods, nor is there any assurance that the patents will not be infringed or circumvented by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could hamper our business. We also rely on our unpatented proprietary knowledge. No assurance can be given that others will not be able to develop substantially equivalent proprietary knowledge or otherwise obtain access to our knowledge, or that our rights under any patents will afford sufficient protection.

     In addition to patents, we also maintain several United States and numerous foreign trademark and service mark applications for registrations of our name, logo, drug delivery systems and products. These include 7 United States and 23 foreign issued trademarks, with 3 United States and 14 foreign applications pending.

COMPETITION

     The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many specialized biotechnology companies have formed collaborations with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with our products. Moreover, from time to time, there have been research reports from various sources describing other sustained release drug delivery systems for use in treating periodontal disease. Further, we are aware that other companies are developing products that may compete with our products. There can be no assurance that product introductions or developments by others will not render our products or technologies obsolete or place them at a competitive disadvantage.

     Products utilizing our proprietary drug delivery systems are expected to compete with other products for specified indications, including drugs marketed in conventional and alternative dosage forms. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than those offered by our drug delivery systems. We expect proprietary products approved for sale to compete primarily on the basis of product safety, efficacy, patient convenience, reliability, availability and price. There can be no assurance that product introductions or developments by others will not render our expected products or technologies noncompetitive or obsolete.

GOVERNMENT REGULATION

     The research and development, preclinical studies and clinical trials, and ultimately, the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Food, Drug and Cosmetic Act and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of our products. Preclinical study and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval or clearance of our products. Delays or rejections in obtaining regulatory approvals or clearances would adversely affect our ability to commercialize any product we develop and our ability to receive product revenues. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

FDA REGULATION -- APPROVAL OF THERAPEUTIC PRODUCTS

     Our ATRIDOX(R) product is regulated in the United States as a drug. The steps ordinarily required before a drug may be marketed in the United States include:

     o    preclinical and clinical studies,

     o the submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may commence,

     o adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,

     o    the submission to the FDA of a new drug application, or NDA, and

     o    FDA approval of the application, including approval of all labeling.


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

     Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacology and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

     o    assess the efficacy of the drug in specific, targeted indications,

     o    assess dosage tolerance and optional dosage, and

     o    identify possible adverse effects and safety risks.

     If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at several study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our products subject to such testing.

     After successful completion of the required clinical testing, generally an NDA is submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Food, Drug and Cosmetic Act, and User Fee legislation, the FDA has 6-12 months in which to review the NDA and respond to the applicant. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. If the FDA's evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter which often requires additional testing or information. Even if regulatory approval is obtained, a marketed product and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling.

     Failure to comply with the FDA or other applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, or total or partial suspension of production. In addition, noncompliance may result in the FDA's refusal to approve pending NDAs or supplements to approved NDAs, premarket approval application, or PMA or PMA supplements and the FDA's refusal to clear 510(k)s.

     FDA REGULATION -- APPROVAL OF MEDICAL DEVICES

     Our ATRISORB(R) GTR Barrier products are regulated in the United States as medical devices. New medical devices are generally introduced to the market based on a premarket notification or 510(k) submission to the FDA. Under a 510(k) submission, the sponsor establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not required premarket approval. If the sponsor cannot demonstrate substantial equivalence, the sponsor will be required to submit a PMA, which generally requires preclinical and clinical trial data, to prove the safety and effectiveness of the device. We have received 510(k) clearances from the FDA for the ATRISORB(R) GTR Barrier and the ATRISORB(R) FreeFlow GTR Barrier products. The 510(k) for our ATRISORB(R)-DOXY GTR Barrier products are currently undergoing FDA review.

     FDA REGULATION -- POST-APPROVAL REQUIREMENTS

     Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspection by the FDA. Each United States drug and device manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's current good manufacturing practices, or cGMP, if the facility manufactures drugs, and quality system regulations if the facility manufactures devices. In complying with cGMP and quality system regulations, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

     Labeling and promotional activities are regulated by the FDA. We must also report certain adverse events involving our drugs and devices to the FDA under regulations issued by the FDA.

     EUROPEAN REGULATION -- APPROVAL OF MEDICINAL PRODUCTS

     Our ATRIDOX(R) product is regulated in Europe as a medicinal product. In 1993, legislation was adopted which established a new and amended system for the registration of medicinal products in the European Union, or EU. The significant purpose of this system is to prevent the existence of separate national approval systems which have been a major obstacle to harmonization. One of the most significant features of this new system is the establishment of a new European Agency for the Evaluation of Medicinal Products, or EMEA. Under this new system, marketing authorization may be submitted at either a centralized, or decentralized level.

     The centralized procedure is administered by the EMEA; this procedure is mandatory for the approval of biotechnology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the European Union for the granting of a single marketing authorization that is valid in all European Union member states.

     A mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure, under the so-called "decentralized procedure." The decentralized procedure creates a new system for mutual recognition of national approvals and establishes procedures for coordinated European Union action on product suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more member states, certifying that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each member state must decide whether to recognize the approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure at the request of the applicant. Alternatively, the application may be withdrawn.

     We have submitted an application for ATRIDOX(R) to each European Union member late in September 1999 for review under the decentralized procedure. Approval was obtained January 2000 in eleven member states. The application was withdrawn from three member states. The second round of mutual recognition is expected to begin in the third quarter of 2000.

     EUROPEAN REGULATION -- APPROVAL OF MEDICAL DEVICES

     Our ATRISORB(R) GTR Barrier products are regulated in Europe as medical devices. The European Union has promulgated rules that require medical devices to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Failure to receive the right to affix the CE Mark prohibits a company from selling products in member states of the European Union. We have been certified as being in compliance with the ISO 9001 standards, one of the CE Mark certification prerequisites, and received the CE Mark for the ATRISORB(R) GTR Barrier in January 1998. The CE Mark for the ATRISORB(R) FreeFlow GTR Barrier product was received in January 1999.

     REGULATORY CONSIDERATIONS FOR OTC DRUG PRODUCTS

     An over-the-counter drug may be lawfully marketed in one of three ways:

     o    the drug is generally recognized as safe and effective, or GRAS/E,
     o    the drug is the subject of an approved NDA, or
     o the drug complies with a tentative final or final monograph published by the FDA as part of the OTC review.

     Prior FDA approval is required only if an NDA is submitted. A company makes the determination as to which route to market is the most appropriate. If a company determines that the drug product is GRAS/E or is covered in a monograph, it is the company's responsibility to substantiate the safety and efficacy of the formulation and that the dosage form and claims are applicable under GRAS/E or monograph status. Most OTC drug products are marketed pursuant to a FDA monograph. We manufacture Eucalyptamint(R) 2000 external analgesic which is covered under an OTC monograph.

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

     ADDITIONAL REGULATORY ISSUES

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and the FDA review of the product. This law also establishes a period of time following approval of a drug during which the FDA may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. There can be no assurance that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

     The National Institutes of Health has been requested by the Department of Health and Human Services to submit proposals for addressing potential conflicts of interest in the biomedical research sector. Although the proposal request is aimed at establishing rules to treat potential abuses in the system without imposing unnecessary burdens and disincentives, there can be no assurance that any rules adopted will not adversely affect our ability to obtain research grants. Various aspects of our business and operations are regulated by a number of other governmental agencies including the Occupational Safety and Health Administration and the Securities and Exchange Commission.

     THIRD-PARTY REIMBURSEMENT

     The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, including Blue Cross/Blue Shield plans. Governmental imposed limits on reimbursement of hospitals and other health care providers, including dental practitioners, have significantly impacted their spending budgets. Under certain government insurance programs, a health care provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers to be more selective in the purchase of medical products.

     Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available. Limitations imposed by government and private insurance programs and the failure of certain third-party payers to fully or substantially reimburse health care providers for the use of the products could seriously harm our business.

     EMPLOYEES

     As of December 31, 1999, we employed 95 employees on a full-time basis and 1 person on a part-time basis. Of the 95 full-time employees, 80 are engaged in production, research and clinical testing and the remaining 15 are in administrative capacities and 21 employees have earned doctorate or advanced degrees. None of our employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

     ADDITIONAL INFORMATION

     Compliance with federal, state and local law regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon our capital expenditures, earnings or the competitive position. We are not presently a party to any litigation or administrative proceeding with respect to our compliance with such environmental standards. In addition, we do not anticipate being required to expend any funds in the near future for environmental protection in connection with our operations.

     We do not believe that any aspect of our business is significantly seasonal in nature.

     No significant portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government.

     We currently obtain supplies of the polymer used in the polymer delivery systems from three separate sources. Supplies of doxycycline are obtained from both domestic and foreign sources. We believe that, in the event that we should lose any of our suppliers of raw materials, we could locate and obtain such raw materials from other available sources without substantial adverse delay or increased expense.

ITEM 2.  PROPERTIES.

     We lease approximately 24,580 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires on June 1, 2003. We leased an additional 4,000 square feet of space at another site in Fort Collins and subsequently collected rental income under a sublet agreement executed in April 1999 and completed in December 1999. Pursuant to the lease agreement, we elected to allow the lease on the additional 4,000 square feet to expire on December 1, 1999.

     We own a 24,100 square foot manufacturing facility in Fort Collins that we acquired in July 1996. As part of the building acquisition, we acquired two acres of vacant land, directly adjacent to the building. In August 1997, we acquired an additional 2.7 acres for possible future development or expansion.

     We own substantially all of our laboratory and manufacturing equipment, which we consider to be adequate for our research, development and testing requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our security holders through the solicitation of proxies during the fourth quarter of our 1999 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Our common stock is traded on The Nasdaq National Market under the symbol "ATRX". The following table sets forth, for the fiscal periods indicated, the range of high and low sales price per share of the common stock, as reported on The Nasdaq National Market:


                                                                   High               Low
                                                                   ----               ---
                         1999:
                              First Quarter                   $  16              $   8 1/2
                              Second Quarter                     12 1/8              7 15/16
                              Third Quarter                       9 15/16            6 1/4
                              Fourth Quarter                      7 11/16            3 5/16
                         1998:
                              First Quarter                   $  19 7/8          $  12 1/4
                              Second Quarter                     21 1/4             13 1/8
                              Third Quarter                      16 1/2             11
                              Fourth Quarter                     13 1/2              7 5/8

     As of March 6 , 2000, there were approximately 2,596 holders on record of our common stock.

     We have never paid cash dividends. We currently anticipate that we will retain all available funds for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

     RECENT STOCK SALES

     In May 1999, we issued 18,850 shares of common stock for the earn-out distribution, as set forth in the ViroTex merger agreement for the market launch of Eucalyptamint(R) 2000. These transactions were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The consolidated financial data presented below is derived from our consolidated financial statements, which have been audited and reported upon by Deloitte & Touche LLP, independent auditors. The selected consolidated financial information set forth in the table below is not necessarily indicative of our results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations" and the consolidated financial statements, related notes and independent auditors' report, included herein.


                                          Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                                           Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                                             1999        1998        1997        1996        1995
                                          ----------  ----------  ----------  ----------  ----------
                                                    (In thousands, except per share data)
Summary of Operations:
     Total revenues                       $    5,635  $   21,073  $    9,849  $    1,640  $      580
     Total expenses                          (21,830)    (19,996)    (15,105)    (14,328)    (14,212)
     Other income (expense)                     (350)        404       1,389       1,256         974
     Income tax expense                          ---         (48)        ---         ---
                                          ----------  ----------  ----------  ----------  ----------
     Income (loss) before extraordinary
     gain on extinguishment of debt          (16,545)      1,433      (3,867)    (11,432)    (12,658)
     Extraordinary gain on
     extinguishment of debt                    3,275         257         ---         ---         ---
                                          ----------  ----------  ----------  ----------  ----------
    Net income (loss)                     $  (13,270) $    1,690  $   (3,867) $  (11,432) $  (12,658)
                                          ==========  ==========  ==========  ==========  ==========
Basic and diluted per common share:

Income (loss) before extraordinary item   $    (1.46) $      .13  $     (.35) $    (1.13) $    (1.58)
    Extraordinary item                           .29         .02         ---         ---         ---
                                          ----------  ----------  ----------  ----------  ----------
    Net income (loss)                     $    (1.17) $      .15  $     (.35) $    (1.13) $    (1.58)
                                          ==========  ==========  ==========  ==========  ==========
Basic and diluted weighted average
shares outstanding                            11,327      11,270      11,134      10,147       8,002
                                          ==========  ==========  ==========  ==========  ==========
Balance Sheet Data:
    Working capital                       $   38,646  $   63,121  $   67,229  $   24,669  $   10,913
    Total assets                              54,659      79,480      78,294      38,463      14,894
    Long-term obligations                     36,690      48,500      50,000         ---         ---
    Shareholders' equity                      14,670      28,422      26,703      30,284      12,807

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS.

     The following Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operation, as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (i) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products, (ii) the results of current and future clinical trials, and (iii) the time and expenses associated with the regulatory approval process for products. The success of our business operations is, in turn, dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions as set forth under "Risk Factors" below. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

     OVERVIEW

     The year 1998 marked a turning point for us with the market launch of our flagship product ATRIDOX(R) in September 1998 and the acquisition of ViroTex in November 1998. Prior to 1998, we devoted our efforts and resources primarily towards research and development of dental products without a significant product on the market to generate material revenues. Consequently, we sustained losses in each year of our operations prior to 1998. We realized a net profit in 1998 primarily as a result of earning $17 million in milestone revenue from Block for the FDA approval and the subsequent market launch of ATRIDOX(R). The Block agreement provides for potential milestone payments totaling up to $50 million to us over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to 1999, we had recognized $24.1 million in milestone revenue from Block. No additional Block milestone revenue was recognized in 1999.

     The year 1999 marked the first full year of ATRIDOX(R) product sales. Sales of ATRIDOX(R) in 1999 were relatively modest as domestic and foreign market penetration continues, marketing strategies evolve and product acceptance with a new innovative technology within the dental community is established. We anticipate increased sales revenues in 2000 as progress occurs on domestic and foreign market development. In April 1999, we received European approval in the United Kingdom for the ATRIDOX(R) product and established Atrix Laboratories Limited in June 1999, a wholly owned subsidiary, to sell and market ATRIDOX(R) in the United Kingdom. We received approval in January 2000 to market ATRIDOX(R) in 11 additional European countries. In 1999, ATRIDOX(R) was awarded the ADA Seal of Acceptance which is an important symbol to dentists and consumers that signifies a dental product's safety, effectiveness and the scientific validity of its health benefits.

     We shifted our research and development focus from dental to medical products in 1999. Significant resources were devoted to the research and development of prostate cancer therapy incorporating the ATRIGEL(R) drug delivery system with leuprolide acetate, acne treatment using the SMP(TM) drug delivery system with topical dapsone and various medical products utilizing the BEMA(TM) drug delivery system acquired through the ViroTex acquisition. Research and development expenditures continued for existing and future dental products as well, including the ATRISORB(R)-DOXY products. We are developing the ATRISORB(R)-DOXY products, second-generation GTR barrier products that combine the benefits of the ATRISORB(R) GTR Barrier products with the antibiotic doxycycline, for improved clinical outcomes following periodontal surgery. We completed the ATRISORB(R)-DOXY products Phase III human clinical trials in November 1999. In February 2000, we announced the filing for regulatory clearance of the ATRISORB(R)-DOXY products.

     In June 1999, phase I/II human clinical studies for delivery of leuprolide acetate in prostate cancer patients using our proprietary 30-day sustained released ATRIGEL(R) formulation were successfully completed. In January 2000, we announced successful interim results in the ongoing Phase III human clinical trials pertaining to the 30-day prostate cancer therapy study. We also filed an investigational new drug application with the FDA in January 2000 for the 90-day prostate cancer product.

     In April 1999, our marketing partner, Heritage commenced sales of Eucalyptamint(R) 2000 into North American wholesale and retail distribution channels. Eucalyptamint(R) 2000 is an over-the-counter pain relieving gel that was acquired through the purchase of ViroTex. Under the terms of the Heritage agreement, Heritage funds commercialization of the product and we receive royalty payments and manufacturing margins.

     At December 31, 1999, we had available for Federal income tax purposes, net operating loss carryforwards of approximately $61 million and approximately $2 million in research and development tax credits. These carryforwards will expire through 2019. Our ability to utilize our purchased net operating loss acquired with the acquisition of ViroTex, alternative minimum tax, and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986, as amended.

     We operate in a single reportable segment and all revenues from customers are from a similar group of periodontal products. Product net sales, royalty revenues and milestone revenues from one customer, Block, amounted to $3,176,000, $19,028,000 and $8,213,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Accounts receivable balances for this customer were approximately $502,000 and $5,616,000 for the years ended 1999 and 1998, respectively. Revenues from export sales to customers outside of North America amounted to approximately $758,000, $557,000 and $100,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     RESULTS OF OPERATIONS

     Years Ended December 31, 1999 and 1998

     Total revenues for the year ended December 31, 1999 were approximately $5,635,000 compared to approximately $21,073,000 for the year ended December 31, 1998, representing a 73% decrease. The decrease was primarily related to the $17 million in milestone payments earned from Block during 1998 for the FDA approval and product launch of ATRIDOX(R) and ATRISORB(R) GTR Barrier products. We did not earn any milestone payments in 1999. Increased net sales and contract revenue in 1999 partially offset this decrease in total revenue.

     Our total revenue included product net sales and royalty revenue of approximately $4,542,000 for the year ended December 31, 1999 compared to approximately $3,451,000 for the year ended December 31, 1998, representing a 32% increase. ATRIDOX(R) product sales increased 176% and ATRISORB(R) FreeFlow GTR Barrier product sales increased 217% as a result of a full year of sales in 1999 compared to four months of sales of these products at the end of 1998. Both the ATRIDOX(R) and ATRISORB(R) FreeFlow GTR Barrier products were launched in September 1998.

     During the fourth quarter of 1999, the Company incurred a charge of $733,000 for a change in estimate for revenues from sales of ATRIDOX(R), ATRISORB(R) FreeFlow GTR Barrier and ATRISORB(R) GTR Barrier. This change resulted when Block provided updated information indicating the actual net selling price of these products was less than the estimated net selling price. Revenue to us is based on a set percent of actual net sales by Block. We recorded this adjustment in the fourth quarter as a change in estimate at the time it became known. Further, we have reduced the rate at which we will recognize revenue under the Block agreement during 2000 to reflect these lower selling prices.

     Third-party contract manufacturing arrangements and royalty revenue relating to sales of the Eucalyptamint(R) 2000 product, both of which commenced in 1999, also contributed to the increase in sales for 1999. The acquisition of ViroTex in November 1998 included royalty revenue on future net sales of Viractin(R) from J.B. Williams Company through July 2002. The increase in royalty revenue of 748% in 1999 was primarily due to the royalty revenue earned on a full year of Viractin(R) sales in 1999. Partially offsetting the increase in sales revenue for 1999 was an 80% decrease in sales of the ATRISORB(R) GTR Barrier product and a 76% decrease in sales of the Heska Periodontal Therapeutic product for companion animals.

     Contract revenue represents revenue we earned from grants and from unaffiliated third parties for performing contract research and development activities utilizing our proprietary drug delivery systems. Contract revenue was approximately $1,093,000 for the year ended December 31, 1999 compared to approximately $622,000 for the year ended December 31, 1998, representing a 76% increase. The increase was primarily due to the acceleration of revenue recognition on the ATRISORB(R)-DOXY federal research grant as a result of the corresponding acceleration of research and development efforts on these products.

     Sale of marketing rights of $17 million represents milestone revenue we received pursuant to the Block agreement during the year ended December 31, 1998. We expect to receive additional revenue in the future upon the achievement of other milestones under the Block agreement. The Block agreement provides for potential milestone payments totaling up to $50 million to us over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to 1999, we had recognized $24.1 million in milestone revenue from Block. No additional Block milestone revenue was recognized in 1999.

     Cost of goods sold was approximately $1,974,000 for the year ended December 31, 1999 compared to approximately $2,250,000 for the period ended December 31, 1998, representing a 12% decrease. Although there was an increase in sales revenue for 1999, the decrease in cost of goods sold was primarily due to lower costs to manufacture the ATRIDOX(R) and ATRISORB(R) Freeflow GTR Barrier products as compared to the ATRISORB(R) GTR Barrier product in 1998.

    Research and development expenses were approximately $15,555,000 for the year ended December 31, 1999 compared to approximately $12,189,000 for the year ended December 31, 1998 representing a 28% increase. This increase represented a shift in our research and development focus from dental to medical products in 1999. Our strategic goal is to devote substantial resources to our research and development efforts in these areas with the expectation of quickly moving products from the development stage through to commercialization.

     In 1998, we expensed $3,050,000 of the ViroTex purchase price, which was allocated to purchased in-process research and development projects, as of the date of acquisition. This charge to income was based upon an independent third party valuation.

     Administrative and marketing expenses were approximately $4,300,000 for the year ended December 31, 1999 compared to approximately $2,507,000 for the year ended December 31, 1998, representing a 72% increase. The increase was primarily the result of recognition of amortization expense on intangible assets associated with the ViroTex acquisition in November 1998. Additionally, contributing to the increase were expenditures associated with establishing our foreign subsidiary, which commenced operations in June 1999.

     Investment income for the year ended December 31, 1999 was approximately $2,720,000 compared to approximately $3,966,000 for the year ended December 31, 1998, representing a 31% decrease. The decrease was primarily the result of a reduction in cash and cash equivalents, and investments from 1998 to 1999. A loss of approximately $141,000 on the sale of investments recorded in 1999 also contributed to the decrease in investment income.

     Interest expense for the year ended December 31, 1999 was approximately $3,062,000 compared to approximately $3,575,000 for the year ended December 31, 1998 representing a 14% decrease. The reduction in interest expense was primarily the result of our repurchase and subsequent retirement of $11,810,000, or approximately 24% of our 7% convertible subordinated notes in 1999. We repurchased the notes for approximately $8,173,000. As a result, we recognized an extraordinary gain of approximately $3,275,000, or $0.29 per share, net of deferred finance charges and accumulated amortization of approximately $362,000. As of December 31, 1999, $36,690,000 of these notes are outstanding.

     For the reasons described above, we recorded a consolidated net loss of approximately $13,270,000, or $1.17 per share, for the year ended December 31, 1999 compared to a net income of approximately $1,690,000 or $0.15 per share for the year ended December 31, 1998. The $17 million Block milestone payments earned in 1998 was the primary factor causing the decrease in net income between periods.

     Years Ended December 31, 1998 and 1997

     Total revenue for the year ended December 31, 1998 was approximately $21,073,000 compared to approximately $9,849,000 for the year ended December 31, 1997, representing a 114% increase. The increase was primarily due to $17,000,000 earned milestone revenue under the Block agreement in 1998. ATRIDOX(R) product sales and ATRISORB(R) FreeFlow GTR Barrier product sales, both commencing September 1998, also contributed to the increase in total revenues.


     We recognized revenue from product sales of approximately $3,451,000 for the year ended December 31, 1998 compared to approximately $1,895,000 for the year ended December 31, 1997, representing an 82% increase. The increase in sales was primarily the result of the market launch in September 1998 of the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product.

     Contract revenue was approximately $622,000 for the year ended December 31, 1998, compared to approximately $854,000 for the year ended December 31, 1997, representing a 27% decrease. Contract revenue represents revenue we received from grants and from unaffiliated third parties for performing contract research and development activities utilizing the ATRIGEL(R) system. The decrease was primarily due to the completion of several research contracts during 1997.

     Sale of marketing rights represents milestone revenue we received pursuant to the Block agreement during the year ended December 31, 1998. We earned $17,000,000 for the year ended December 31, 1998 compared to $7,100,000 in milestone revenue for the year ended December 31, 1997, an increase of 139%. We expect to receive additional revenue in the future upon the achievement of other milestones under the Block agreement.

     Cost of goods sold was approximately $2,250,000 for the year ended December 31, 1998 compared to approximately $1,533,000 for the year ended December 31, 1997, representing a 47% increase. The increase was primarily related to sales commencing in September 1998 for both the ATRIDOX(R) product and the ATRISORB(R) FreeFlow GTR Barrier product.

     Research and development expenses, which included activities for the ATRIDOX(R) product and other research activities, were approximately $12,189,000 for the year ended December 31, 1998 compared to approximately $11,545,000 for the year ended December 31, 1997, representing a 6% increase. The increase was primarily a result of additional expenditures in new areas of research using our existing technology.

     We expensed $3,050,000 of the ViroTex purchase price, which was allocated to purchased in-process research and development projects, as of the date of acquisition. This charge to income was based upon an independent third party valuation.

     Administrative and marketing expenses were approximately $2,507,000 for the year ended December 31, 1998 compared to approximately $2,027,000 for the year ended December 31, 1997, representing a 24% increase. The primary reason for this increase was administrative costs associated with the preparation for the ATRIDOX(R) market launch.

     Investment income for the year ended December 31, 1998 was approximately $3,966,000 compared to approximately $1,726,000 for the year ended December 31, 1997, representing a 130% increase. Investment income increased due to additions in principal investments as a result of the proceeds from the notes, which was completed in the fourth quarter of 1997, and milestone payments received under the Block agreement during 1998. The majority of the funds were invested in U.S. government bond funds, long-term U.S. government and government agency investments. The remaining cash and cash equivalents were invested in interest bearing accounts and commercial paper to fund our short-term operations.

     Interest expense for the year ended December 31, 1998 was approximately $3,575,000 compared to $307,000 for the year ended December 31, 1997 representing a 1,064% increase. The increase was due to the interest expense on the notes.

     In December 1998, we repurchased $1,500,000, or 3%, of our notes on the open market for $1,192,500. As a result, we reduced deferred finance charges by approximately $51,000 on a pro-rated basis and recognized an extraordinary gain of approximately $257,000. As of December 31, 1998 and December 31, 1997, $48,500,000 and $50,000,000 of these notes were outstanding, respectively.

     We recorded a net income of approximately $1,690,000 for the year ended December 31, 1998 compared to a net loss of approximately $3,867,000 for the year ended December 31, 1997. The increase in net income was primarily the result of the increase of the milestone payments from $7,100,000 to $17,000,000 from Block.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had cash and cash equivalents of approximately $3,022,000, marketable securities (at fair market value) of approximately $34,857,000, net accounts receivable of approximately $1,223,000, inventory of approximately $1,863,000, and other current assets of approximately $981,000, for total current assets of approximately $41,945,000. Current liabilities totaled approximately $3,299,000, which resulted in working capital of approximately $38,646,000.

     In September 1998, we renewed a $1,000,000 bank line of credit that expires August 2000. Borrowings under the line bear interest at the prime rate. As of December 31, 1999, there was no obligation outstanding under this credit agreement.

     In November 1997, we issued $50,000,000 in principal amount of the notes. Interest is payable semi-annually and the notes mature on December 1, 2004. The notes are convertible, at the option of the holder, into common stock at a conversion price of $19.00 a share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at our option at any time on or after December 5, 2000. As of December 31, 1999, $36,690,000 of these notes are outstanding.

     During the year ended December 31, 1999, net cash used in operating activities was approximately $7,011,000. This was primarily a result of the net loss for the period of approximately $13,270,000 which is offset by certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows. The $5 million Block milestone payment earned in the third quarter of 1998 and received in the first quarter of 1999 reduced the cash impact of the net loss for the year ended December 31, 1999. Net cash used in investing activities was approximately $964,000 during the year ended December 31, 1999, primarily as a result of the investment in various marketable securities during the period. Significant uses of cash for investing activities during the year ended December 31, 1999 included approximately $1,190,000 for the acquisition of property, plant and equipment. Net cash used in financing activities was approximately $7,560,000 during the year ended December 31, 1999, primarily as a result of the retirement of notes.

     FUTURE CAPITAL REQUIREMENTS

     Our long-term capital expenditure requirements will depend on numerous factors, including:

     o    the progress of our research and development programs,

     o the time required to file and process regulatory approval and clearance applications,

     o the development of our commercial manufacturing facilities, including the expansion or possible construction of an administrative and laboratory facility on land adjacent to our manufacturing facility,

     o    our ability to obtain additional licensing arrangements, and

     o    the demand for our products.

     We expended approximately $1,190,000 for property, plant and equipment and approximately $268,000 for patent development during the year ended December 31, 1999.

     We expect to continue to incur substantial expenditures for research and development, testing, regulatory compliance, market development in European countries, possible repurchases of our notes or common stock and to hire additional management, scientific, manufacturing and administrative personnel. We will also continue to expend a significant amount of funds in our ongoing clinical studies. Depending on the results of our research and development activities, we may determine to accelerate or expand our efforts in one or more proposed areas and may, therefore, require additional funds earlier than previously anticipated. Management believes that the existing cash and cash equivalent assets in addition to marketable security resources will be sufficient to fund our operations through 2000. However, there can be no assurance that underlying assumed levels of revenue and expense will prove accurate.

     We believe that it is advisable to augment our cash in order to fund all of our activities, including potential product acquisitions. Therefore, we will consider raising cash whenever market conditions are favorable. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. In addition, in the course of our business, we evaluate products and technologies held by third parties which, if acquired, could result in our development of product candidates or which complement technologies that we are currently developing. We expect, from time to time, to be involved in discussions with other entities concerning our potential acquisition of rights to additional pharmaceutical products. In the event that we acquire such products or third party technologies, we may find it necessary or advisable to obtain additional funding.

     IMPACT OF INFLATION

     Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

     YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 compliant. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in our critical information technology and non-information technology systems, and believe those systems successfully responded to the Year 2000 date change. We replaced some of our existing computer and software systems with Year 2000 compliant systems. We expended a total of approximately $1.39 million related to our Year 2000 remediation program of which approximately $28,000 was charged to expense and approximately $1.36 million was capitalized in 1998 and 1999. These costs were funded through operating cash flows. Several computer systems were due to be replaced, but were accelerated because of the Year 2000 issue.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which will be effective for the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met. We do not utilize hedges or derivative instruments and will not be impacted by this statement.

     RISK FACTORS

     In addition to the other information contained in this Report, we caution stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, on, or on behalf of us. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors include:

     o Delay, difficulty, or failure in obtaining regulatory approval or clearance to market additional products; including delays or difficulties in development because of insufficient proof of safety or efficacy.

     o Substantial manufacturing and marketing expenses to be incurred in the commercial launch of the ATRIDOX(R) product and commercializing future products.

     o Failure of corporate partners to develop or commercialize successfully our products or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between us and such corporate partners.

     o Our limited experience in the sale and marketing of our products; dependence on Block to establish effective marketing, sales and distribution capabilities for the ATRIDOX(R) product, the ATRISORB(R) GTR Barrier products and the ATRISORB(R)-DOXY products in North America. Failure to internally develop marketing channels for the ATRISORB(R) GTR Barrier products, the ATRISORB(R)-DOXY products and the ATRIDOX(R) product in Europe.

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

     o Competitive or market factors that may limit the use or broad acceptance of our products.

     o The ability to attract and retain highly qualified management and scientific personnel.

     o Difficulties or high costs of obtaining adequate financing to fund future research, development and commercialization of products.

     o    The slow rate of acceptance of new products in the dental market.

     o The continued growth and market acceptance of our products and our ability to develop and commercialize new products in a timely and cost-effective manner.

     o    Exchange rate fluctuations that may adversely impact net income
          (loss).


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We own financial instruments that are sensitive to market risks as part of our investment portfolio of cash equivalents and marketable securities. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Due to the nature of our investment portfolio, the portfolio contains instruments that are primarily subject to interest rate risk.


     Interest Rate Risk

     Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of durations ranging from one to nine years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. To mitigate the impact of fluctuations in cash flow, we maintain substantially all of our debt instruments as fixed rate. The portion maintained as fixed rate is dependent on many factors including judgments as to future trends in interest rates.

     Our investment portfolio also includes investments in United States government and agency bond funds. The value of these investments is subject to interest rate risk.

     We regularly assess the above-described market risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. Our investment policy restricts investments to United States government or government backed securities, or the highest rated commercial paper (A1P1) only. As a result, we do not anticipate any material losses in these areas.

     For disclosure purposes, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents and short-term and long-term debt instruments.

     To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the interest rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 1999. The fair values that result from these computations are compared with the fair values of these financial instruments at December 31, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at December 31, 1999 are as follows:

          Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our financial instruments by approximately $231,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our financial instruments by approximately $231,000 per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $7.28 million at December 31, 1999, at variable interest rates. If interest rates were to increase 10%, the impact of such instruments on cash flows or earnings would not be material.

     The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of the individual securities we own.

     The market price of the notes generally changes in parallel with the market price of our common stock. When our stock price increases, the price of the notes generally increases proportionally. Fair market price of our notes can be determined from quoted market prices, where available. The fair value of our long-term debt was estimated to be $21,463,650 at December 31, 1999 and is lower than the carrying value by $15,226,350. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in our weighted average long-term borrowing rate and a 1% decrease in quoted market prices, or approximately $734,000.

     Exchange Rate Risk

     We face foreign exchange rate fluctuations, primarily with respect to the British Pound, as the financial results of our foreign subsidiary are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the year ended December 31, 1999 was not material. Based on our overall foreign currency rate exposure at December 31, 1999, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated financial statements required by Regulation S-X are attached to this Report. Reference is made to Item 14 below for an index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained in our definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 8, 2000 regarding our directors and officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained in our definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 8, 2000 regarding executive compensation is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information in our definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 8, 2000 regarding security ownership of certain beneficial owners and management is hereby incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information in our definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 8, 2000 regarding certain relationships and related transactions is hereby incorporated herein by reference in response to this item.

                                     PART IV

    ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Our following documents are filed as part of this Report:

          1.   Consolidated Financial Statements

               Independent Auditors' Report
               Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Operations - Years Ended December 31,
                  1999, 1998 and 1997
               Consolidated Statements of Changes in Shareholders' Equity -
                  Years Ended December 31, 1999, 1998 and 1997
               Consolidated Statements of Cash Flows - Years Ended December 31,
                  1999, 1998 and 1997
               Notes to the Consolidated Financial Statements

          2.   Consolidated Financial Statement Schedules

               Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the information related is contained elsewhere in the financial statements.

          3.   Exhibits

               The exhibits are set forth in the Exhibit Index.

          4.   Reports on Form 8-K:

               1. No reports on Form 8-K were filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                            ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                            (Registrant)

Date: March 13, 2000        By: /s/ David R. Bethune
                                ------------------------------------------------
                                David R. Bethune
                                Chairman of the Board and
                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ David R. Bethune               Chairman of the Board of Directors        March 13, 2000
    --------------------------------     and Interim Chief Executive Officer
    David R. Bethune                     (Principal Executive Officer)

     /s/ H. Stuart Campbell              Director                                  March 13, 2000
    --------------------------------
    H. Stuart Campbell

                                         Director                                  March   , 2000
    --------------------------------
    Dr. D. Walter Cohen

     /s/ Dr. Charles P. Cox              Vice President of  New Business           March 13, 2000
    --------------------------------     Development
    Dr. Charles P. Cox

     /s/ Michael R. Duncan               Vice President of Manufacturing           March 13, 2000
    --------------------------------
    Michael R. Duncan

     /s/ Dr. Richard Dunn                Senior Vice President of Drug             March 13, 2000
    --------------------------------     Delivery
    Dr. Richard Dunn

                                         Director                                  March   , 2000
    --------------------------------
    Sander A. Flaum

     /s/ Dr. J. Steven Garrett           Vice President of Clinical Research       March 13, 2000
    --------------------------------
    Dr. J. Steven Garrett

     /s/  Elaine M. Gazdeck              Vice President of Regulatory              March 13, 2000
    --------------------------------     Affairs & Quality Assurance
    Elaine M. Gazdeck

     /s/ Dr. Jere E. Goyan               Director                                  March 13, 2000
    --------------------------------
    Dr. Jere E. Goyan

     /s/ Dr. Richard L. Jackson          Director and Senior Vice President        March 13, 2000
    --------------------------------     of Research and Development
    Dr. Richard L. Jackson

     /s/ C. Rodney O'Connor              Director                                  March 13, 2000
    --------------------------------
    C. Rodney O'Connor

     /s/ William C. O'Neil, Jr.          Director                                  March 13, 2000
    --------------------------------
    William C. O'Neil, Jr.

     /s/ Dr. David Osborne               Vice President of Pharmaceutical          March 13, 2000
    --------------------------------     Development
    Dr. David Osborne

     /s/ Brian G. Richmond               Vice President of Finance and             March 13, 2000
    --------------------------------     Assistant Secretary (Principal
    Brian G. Richmond                    Financial and Accounting Officer)


     /s/ Dr. G. Lee. Southard            Director                                  March 13, 2000
    --------------------------------
    Dr. G. Lee Southard

     /s/ John E. Urheim                  Director                                  March 13, 2000
    --------------------------------
    John E. Urheim

                     CONSOLIDATED FINANCIAL STATEMENT INDEX


                                                                                                                   Page
                                                                                                                   ----

    INDEPENDENT AUDITORS' REPORT                                                                                   F-2

    CONSOLIDATED FINANCIAL STATEMENTS:
      Consolidated Balance Sheets - December 31, 1999 and 1998                                                     F-3

      Consolidated Statements of Operations - Years Ended December 31, 1999,
        1998 and 1997                                                                                              F-4

      Consolidated Statements of Changes in Shareholders' Equity - Years Ended
        December 31, 1999, 1998 and 1997                                                                           F-5

      Consolidated Statements of Cash Flows - Years Ended December 31, 1999,
        1998 and 1997                                                                                              F-6

      Notes to the consolidated financial statements                                                               F-7- F-18

                          INDEPENDENT AUDITORS' REPORT


    To the Board of Directors and Shareholders
    Atrix Laboratories, Inc. and Subsidiaries
    Fort Collins, Colorado


    We have audited the accompanying consolidated balance sheets of Atrix Laboratories, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



    DELOITTE & TOUCHE LLP


    Denver, Colorado
    February 29, 2000

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                               ASSETS

                                                                                  December 31, 1999     December 31, 1998
                                                                                  -----------------     -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $      3,021,869      $     18,556,641
   Marketable securities available for sale, at fair market value                       34,856,697            37,102,867
   Accounts receivable, net of allowance for doubtful accounts
      of $18,355 and $49,165                                                             1,222,850             5,937,446
   Interest receivable                                                                     562,318               664,374
   Inventories                                                                           1,862,522             2,563,536
   Prepaid expenses and deposits                                                           418,812               853,266
                                                                                  ----------------      ----------------
        Total current assets                                                            41,945,068            65,678,130
                                                                                  ----------------      ----------------

PROPERTY, PLANT AND EQUIPMENT, NET:                                                      7,114,761             7,131,567
                                                                                  ----------------      ----------------

OTHER ASSETS:
   Intangible assets, net                                                                4,580,325             5,049,493
   Deferred finance costs, net of accumulated amortization of $430,007
    and $252,131                                                                         1,018,650             1,620,412
                                                                                  ----------------      ----------------
        Other assets, net                                                                5,598,975             6,669,905
                                                                                  ----------------      ----------------
          TOTAL ASSETS                                                            $     54,658,804      $     79,479,602
                                                                                  ================      ================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                                       $      2,455,605      $      1,650,490
   Interest payable                                                                        211,094               279,039
   Accrued salaries and payroll taxes                                                      321,548               259,986
   Other accrued liabilities                                                               150,396               214,087
   Deferred revenue                                                                        160,000               153,602
                                                                                  ----------------      ----------------
        Total current liabilities                                                        3,298,643             2,557,204
                                                                                  ----------------      ----------------

CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                  36,690,000            48,500,000
                                                                                  ----------------      ----------------

COMMITMENTS AND CONTINGENCIES (SEE NOTES 4, 6, 7 AND 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
      none issued or outstanding                                                               ---                   ---
   Common  stock, $.001 par value; 25,000,000 shares  authorized;
    11,435,244 and 11,360,672 shares issued; 11,427,554 and 11,203,672 shares
    outstanding                                                                             11,435                11,361
   Additional paid-in capital                                                           74,495,672            74,822,942
   Treasury stock, 7,690 and 157,000 shares, at cost                                       (80,846)           (1,650,564)
   Accumulated other comprehensive loss                                                 (1,696,010)              (96,553)
   Accumulated deficit                                                                 (58,060,090)          (44,664,788)
                                                                                  ----------------      ----------------
        Total shareholders' equity                                                      14,670,161            28,422,398
                                                                                  ----------------      ----------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $     54,658,804      $     79,479,602
                                                                                  ================      ================


     See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Year Ended             Year Ended             Year Ended
                                                            December 31, 1999      December 31, 1998      December 31, 1997
                                                            ------------------     ------------------     ------------------
REVENUE:
   Net sales and royalties                                  $        4,541,703     $        3,451,148     $        1,895,179
   Contract revenue                                                  1,093,358                621,771                854,081
   Sale of marketing rights and milestone revenue                          ---             17,000,000              7,100,000
                                                            ------------------     ------------------     ------------------
           Total revenue                                             5,635,061             21,072,919              9,849,260
                                                            ------------------     ------------------     ------------------

OPERATING EXPENSES:
    Cost of goods sold                                               1,974,009              2,249,776              1,533,441
    Research and development                                        15,555,333             12,189,212             11,544,593
    Purchased in-process research and development                          ---              3,050,000                    ---
    Administrative and marketing                                     4,300,480              2,506,879              2,027,034
                                                            ------------------     ------------------     ------------------
       Total operating expenses                                     21,829,822             19,995,867             15,105,068
                                                            ------------------     ------------------     ------------------
INCOME (LOSS) FROM OPERATIONS                                      (16,194,761)             1,077,052             (5,255,808)

OTHER INCOME (EXPENSE):
    Investment income                                                2,719,830              3,965,966              1,725,838
    Interest expense                                                (3,062,239)            (3,574,906)              (306,950)
    Other                                                               (7,651)                13,439                (29,797)
                                                            ------------------     ------------------     ------------------
       Net other income (expense)                                     (350,060)               404,499              1,389,091
                                                            ------------------     ------------------     ------------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM
                                                                   (16,544,821)             1,481,551             (3,866,717)
    Income tax - current expense                                           ---                (48,183)                   ---
                                                            ------------------     ------------------     ------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            (16,544,821)             1,433,368             (3,866,717)
    Extraordinary gain on extinguished debt                          3,274,595                256,678                    ---
                                                            ------------------     ------------------     ------------------
NET INCOME (LOSS)                                           $      (13,270,226)    $        1,690,046     $       (3,866,717)
                                                            ==================     ==================     ==================
Basic and diluted earnings per common share:
    Income (loss) before extraordinary item                 $            (1.46)    $              .13     $             (.35)
    Extraordinary item                                                     .29                    .02                    ---
                                                            ------------------     ------------------     ------------------
    Net income (loss)                                       $            (1.17)    $              .15     $             (.35)
                                                            ==================     ==================     ==================
Basic and diluted weighted average common shares
    outstanding                                                     11,327,213             11,269,981             11,133,669
                                                            ==================     ==================     ==================



     See notes to the consolidated financial statements.

                   ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY






                                                                        Additional
                                             Common Stock                 Paid-in
                                       Shares            Amount           Capital
                                    ------------      ------------     ------------
 BALANCE,
 DECEMBER 31, 1996                    11,113,624      $     11,114     $ 72,913,274

 Comprehensive loss:
     Net loss                                 --                --               --

   Other comprehensive loss:

     - Unrealized loss on
       investments                            --                --               --

 Net comprehensive loss

 Exercise of stock options                63,637                63          311,168
                                    ------------      ------------     ------------

 BALANCE,
 DECEMBER 31, 1997                    11,177,261            11,177       73,224,442

 Comprehensive income:
    Net income                                --                --               --

   Other comprehensive
     income:

     - Unrealized gain on
       investments                            --                --               --

 Net comprehensive income
 Exercise of stock options               145,212               146          228,686

 Issuance for employee stock
    purchase plan                            339                --            4,557

  Issuance for acquisition:
    Common stock                          37,860                38          389,920
    Stock options                             --                --          921,370
    Warrants                                  --                --           30,555
 Compensation - stock options                 --                --           23,412
 Purchase of treasury stock             (157,000)               --               --
                                    ------------      ------------     ------------

 BALANCE,
 DECEMBER 31, 1998                    11,203,672            11,361       74,822,942
 Comprehensive loss:
   Net loss                                   --                --               --

   Other comprehensive loss:
   Cumulative foreign
   currency translation
   adjustments                                --                --               --

Unrealized loss on
        investments                           --                --               --

Net comprehensive loss

Exercise of stock options                120,650                15         (763,781)

Exercise of non-qualified stock
    options                                1,000                --               --

 Issuance for employee stock
    purchase plan                          3,382                --            4,781

 Issuance for restricted stock            80,000                40          236,840

 Issuance for earn-out
     distribution                         18,850                19          194,890
                                    ------------      ------------     ------------

 BALANCE,
 DECEMBER 31, 1999                    11,427,554      $     11,435     $ 74,495,672
                                    ============      ============     ============





                                                        Accumulated
                                                            Other                              Total
                                        Treasury        Comprehensive       Accumulated     Shareholders'
                                         Stock              Loss             Deficit           Equity
                                      ------------      ------------      ------------      ------------
 BALANCE,
 DECEMBER 31, 1996                    $         --      $   (152,641)     $(42,488,117)     $ 30,283,630

 Comprehensive loss:
     Net loss                                   --                --        (3,866,717)       (3,866,717)

   Other comprehensive loss:

     - Unrealized loss on
       investments                              --           (25,226)               --           (25,226)
                                                                                            ------------
 Net comprehensive loss                                                                       (3,891,943)
 Exercise of stock options                      --                --                --           311,231
                                      ------------      ------------      ------------      ------------

 BALANCE,
 DECEMBER 31, 1997                              --          (177,867)      (46,354,834)       26,702,918

 Comprehensive income:
    Net income                                  --                --         1,690,046         1,690,046

    Other comprehensive income:

       - Unrealized gain on
       investments                              --            81,314                --            81,314
                                                                                            ------------
 Net comprehensive income                                                                      1,771,360

 Exercise of stock options                      --                --                --           228,832

 Issuance for employee stock
    purchase plan                               --                --                --             4,557

  Issuance for acquisition:
    Common stock                                --                --                --           389,958
    Stock options                               --                --                --           921,370
    Warrants                                    --                --                --            30,555
 Compensation - stock options                   --                --                --            23,412
 Purchase of treasury stock             (1,650,564)               --                --        (1,650,564)
                                      ------------      ------------      ------------      ------------

 BALANCE,
 DECEMBER 31, 1998                      (1,650,564)          (96,553)      (44,664,788)       28,422,398

 Comprehensive loss:
   Net loss                                     --                --       (13,270,226)      (13,270,226)

   Other comprehensive loss:
   Cumulative foreign
   currency translation
   adjustments                                  --              (931)               --              (931)

Unrealized loss on
        investments                             --        (1,598,526)               --        (1,598,526)
                                                                                            ------------
Net comprehensive loss                                                                       (14,869,683)

Exercise of stock options                1,107,550                --           (32,567)          311,217

Exercise of non-qualified stock
    options                                 10,513                --            (3,513)            7,000

 Issuance for employee stock
    purchase plan                           31,129                --             1,530            37,440

 Issuance for restricted stock             420,526                --           (90,526)          566,880

 Issuance for earn-out
     distribution                               --                --                --           194,909
                                      ------------      ------------      ------------      ------------

 BALANCE,
 DECEMBER 31, 1999                    $    (80,846)     $ (1,696,010)     $(58,060,090)     $ 14,670,161
                                      ============      ============      ============      ============


     See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Year Ended          Year Ended          Year Ended
                                                                          December 31, 1999   December 31, 1998    December 31, 1997
                                                                          -----------------   -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $    (13,270,226)   $      1,690,046    $     (3,866,717)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation                                                              1,067,878             927,619             765,735
        Amortization                                                                708,817             390,252              58,464
        Loss on sale of property, plant and equipment                               113,772              45,031              76,889
        Loss (gain) on sale of marketable securities                                140,350             (28,186)                ---
        Write-off of patents                                                         25,835              32,226                 ---
        Purchased in-process research and development                                   ---           3,050,000                 ---
        Compensation - stock options                                                    ---              23,412                 ---
        Compensation - restricted stock                                             309,380                 ---                 ---
        Extraordinary gain on extinguishment of debt                             (3,274,595)           (256,678)                ---
        Net changes in operating assets and liabilities,  net of effects of ViroTex acquisition in 1998:
        Restricted cash equivalents                                                     ---                 ---           7,000,000
        Accounts receivable                                                       4,714,596          (4,334,019)           (872,137)
        Interest receivable                                                         102,056            (324,028)           (186,218)
        Inventories                                                                 701,014          (1,254,017)         (1,006,014)
        Prepaid expenses and deposits                                               434,454            (649,997)            104,747
        Other assets                                                                474,708                 ---                 ---
        Accounts payable - trade                                                    804,184            (466,755)            119,215
        Interest payable                                                            (67,945)             (8,632)            287,671
        Accrued salaries and payroll taxes                                           61,562             (16,746)             63,326
        Other accrued liabilities                                                   (63,691)           (149,210)            (57,143)
        Deferred revenue                                                              6,398             153,602          (7,002,192)
                                                                           ----------------    ----------------    ----------------
            Net cash used in operating activities                                (7,011,453)         (1,176,080)         (4,514,374)
                                                                           ----------------    ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant and equipment                              (1,190,338)         (1,004,291)         (2,623,291)
       Acquisition of leasehold improvements                                         (3,743)                ---             (39,499)
       Investment in intangible assets                                             (268,184)           (213,189)           (203,854)
       Proceeds from sale of property, plant and equipment                           29,235               2,725              30,855
       Proceeds from sale of marketable securities                               10,710,352          20,130,000           2,025,000
       Proceeds from maturity of marketable securities                            9,352,656          48,043,018                 ---
       Investment in marketable securities                                      (19,570,429)        (54,968,515)        (46,252,309)
       Acquisition of ViroTex - net of cash acquired                                (23,124)         (4,833,192)                ---
                                                                           ----------------    ----------------    ----------------
           Net cash provided by (used in) investing activities                     (963,575)          7,156,556         (47,063,098)
                                                                           ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                        613,156             233,388             311,231
      Proceeds from issuance of convertible subordinated notes                          ---                 ---          50,000,000
      Payment for purchase of convertible subordinated notes                     (8,172,900)         (1,192,500)                ---
      Payment of finance costs                                                          ---                 ---          (1,916,390)
      Acquisition of treasury stock                                                     ---          (1,650,564)                ---
                                                                           ----------------    ----------------    ----------------
          Net cash provided by (used in) financing activities                    (7,559,744)         (2,609,676)         48,394,841
                                                                           ----------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (15,534,772)          3,370,800          (3,182,631)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     18,556,641          15,185,841          18,368,472
                                                                           ----------------    ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $      3,021,869    $     18,556,641    $     15,185,841
                                                                           ================    ================    ================
      Supplemental cash flow information:
                - Cash paid for interest:                                  $      3,110,116    $      3,569,421    $         19,279
                                                                           ================    ================    ================

    Non-cash activities - In 1998, the Company issued common stock, warrants, and stock options valued at $1,341,883 in connection with the acquisition of ViroTex.
                        - In 1999, the Company issued common stock valued at $194,909 in connection with the May 1999 Earn-Out payments relating to the ViroTex acquisition.
                         - In 1999, the Company recognized compensation expense
of $309,380 for issuance of restricted stock as an addition to additional paid-in capital.

     See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Atrix Laboratories, Inc. (the "Company") was incorporated in 1986. The Company is engaged in research, development and commercialization of a broad range of dental, medical and veterinary products based on five of its proprietary drug delivery systems. ATRIGEL(R) is the Company's original proprietary sustained release biodegradable polymer drug delivery system. The Company commenced sales of its first product, the ATRISORB(R) GTR Barrier in both the United States and Europe during 1996. In 1997, the Company commenced sales of a product to treat periodontal disease in companion animals. In 1998, the Company launched the ATRIDOX(R) and the ATRISORB(R) FreeFlow GTR Barrier products. The majority of Atrix's other products are in either the research, development, or clinical stage. The Company acquired ViroTex Corporation ("ViroTex") in November 1998. The acquisition of ViroTex provided four additional drug delivery systems: BEMATM, MCATM, BCPTM and SMPTM. ViroTex engaged in the development of over-the-counter and prescription products based on its proprietary polymer and solvent based drug delivery systems. In April 1999, the Company received European approval in the United Kingdom for the ATRIDOX(R) product and established Atrix Laboratories Limited in June 1999, a wholly owned subsidiary of the Company, to sell and market ATRIDOX(R) in the United Kingdom. In 1999, ATRIDOX(R) was awarded the American Dental Association's Seal of Acceptance.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Atrix Laboratories, Inc., and our wholly-owned subsidiary, Atrix Laboratories, Limited. All significant intercompany transactions and balances have been eliminated.

  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



  CASH AND CASH EQUIVALENTS

    Cash equivalents include highly liquid investments with an original maturity of three months or less.

  MARKETABLE SECURITIES

    Marketable securities are classified as available-for-sale and carried at fair market value with the unrealized holding gain or loss included in shareholders' equity as a component of other comprehensive income (loss). Premiums and discounts associated with bonds are amortized using the effective interest rate method.

    INVENTORIES

    Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. The components of inventories are as follows as of December 31:


                                            1999                  1998
                                         -----------          -----------
           Raw materials                 $ 1,486,289          $ 1,659,097
           Work in progress                  300,571              393,068
           Finished goods                     75,662              511,371
                                         -----------          -----------
              Total                      $ 1,862,522          $ 2,563,536
                                         ===========          ===========

  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range between three and forty years. Leasehold improvements are amortized over the remaining term of the related lease. The components of net property, plant and equipment are as follows as of December 31:


                                      --------------      --------------
                                           1999                 1998
                                      --------------      --------------
Land                                  $    1,071,018      $    1,071,018
Building                                   3,573,695           3,416,853
Leasehold improvements                       470,002             605,107
Furniture & fixtures                         387,549             414,019
Machinery                                  4,517,952           3,929,712
Office equipment                             686,958             672,979
                                      --------------      --------------
 Total property, plant and
   equipment                              10,707,174          10,109,688
Accumulated depreciation and
   amortization                           (3,592,413)         (2,978,121)
                                      --------------      --------------
 Property,  plant and  equipment,
   net                                $    7,114,761      $    7,131,567
                                      ==============      ==============

    Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. Repairs and maintenance expense was $239,482 and $203,377 and $198,856 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

  VALUATION OF LONG-LIVED ASSETS

         The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted non-discounted future operating cash flows expected to result from the use of these assets and their eventual disposition, the Company's carrying value of these assets is reduced to fair value. Management does not believe current events or circumstances indicate that the Company's long-lived assets including goodwill, are impaired as of December 31, 1999.

  DEFERRED FINANCE COSTS

         Costs associated with the issuance of the 7% Convertible Subordinated Notes were deferred and are being amortized on a straight-line basis over the seven-year term of the Notes.

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

  RESEARCH AND DEVELOPMENT

    Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company. A portion of overhead costs is allocated to research and development costs on a weighted-average percentage basis among all projects under development.

  NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the years presented. Diluted net income (loss) per common share reflects the dilution of the Notes if dilutive, and the issuance of common stock for other potential dilutive equivalent shares outstanding. For the years presented, the effect of dilutive stock options is not significant and the effect of the assumed conversion of the Convertible Subordinated Notes would be antidilutive. Therefore, diluted net income (loss) per share is not materially different from basic net income (loss) per common share.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which will be effective for the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met. The Company does not utilize hedges or derivative instruments and will not be impacted by this statement.

  COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that changes in equity during a reporting period, except transactions with owners in their capacity as owners (for example, the issuance of common stock and payments of dividends on common stock) and transactions reported as direct adjustments to retained earnings, be reported as a component of comprehensive income. Comprehensive income is required to be displayed with the same prominence as other financial statements. Disclosure of comprehensive income for the years ended December 31, 1999, 1998 and 1997 is included in the accompanying financial statements as part of the consolidated statements of shareholders' equity.

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

  TRANSLATION OF FOREIGN CURRENCIES

         The Company's primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate net assets at year-end exchange rates, while income and expense accounts are translated at weighted-average exchange rates in effect during the period. Adjustments resulting from these transactions are reflected in stockholders' equity as cumulative foreign currency translation adjustments included in other comprehensive income or loss.

  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current presentation.

2.  MARKETABLE SECURITIES

    As of December 31, 1999 marketable securities consist of the following:



                                          Number of Shares or                              Estimated
                                           Principal Amount            Cost            Fair Market Value
                                           -----------------     -----------------     -----------------
U.S. Government and Agency Bond Funds:
     Thornburg Fund                                   45,496     $         572,871     $         540,494
     Pimco Fund                                      622,446             6,707,337             6,162,219
                                                                 -----------------     -----------------
          Total                                                          7,280,208             6,702,713
U.S. Government and Agency Bonds                  29,265,000            29,271,567            28,153,984
                                                                 -----------------     -----------------
          Total                                                  $      36,551,775     $      34,856,697
                                                                 =================     =================

     As of December 31, 1998 marketable securities consist of the following:


                                          Number of Shares or                              Estimated
                                            Principal Amount           Cost            Fair Market Value
                                           -----------------     -----------------     -----------------
U.S. Government and Agency Bond Funds:
     Thornburg Fund                                   43,108     $         543,888     $         539,283
     Pimco Fund                                      400,009             4,375,982             4,216,096
                                                                 -----------------     -----------------
          Total                                                          4,919,870             4,755,379
U.S. Government and Agency Bonds                  40,519,885            32,279,550            32,347,488
                                                                 -----------------     -----------------
          Total                                                  $      37,199,420     $      37,102,867
                                                                 =================     =================

    As of December 31, 1999 gross unrealized gains and losses pertaining to marketable securities were $-0- and $1,695,079, respectively. As of December 31, 1998 gross unrealized gains and losses pertaining to marketable securities were $96,069 and $192,622, respectively. Realized investment gains and losses included in investment income included gains of $608, $28,186 and -0- in 1999, 1998 and 1997, respectively, and losses of $140,958, -0-, and -0- in 1999, 1998 and 1997, respectively.

3.  INTANGIBLE ASSETS

    Intangible assets consist of the following as of December 31:


                                   -----------------      -----------------
                                         1999                     1998
                                   -----------------      -----------------
Patents                            $       1,864,185      $       1,596,002
Purchased technology                       2,800,000              2,800,000
Purchased royalty rights                     600,000                600,000
Goodwill                                     793,838                575,805
                                   -----------------      -----------------
     Sub-total                             6,058,023              5,571,807
                                   -----------------      -----------------
Less: Accumulated amortization            (1,477,698)              (522,314)
                                   -----------------      -----------------
     Total                         $       4,580,325      $       5,049,493
                                   =================      =================

4.  LINE OF CREDIT

    The Company has a revolving line of credit with a bank that expires in August 2000. Under the terms of the line of credit, the Company may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring the Company to maintain certain levels of net worth and liquidity. As of December 31, 1999, the Company had no outstanding balance under this line.

5.  CONVERTIBLE SUBORDINATED NOTES PAYABLE

    In November 1997, the company issued $50,000,000 of Convertible Subordinated Notes (the "Notes"). The Notes bear interest at the rate of 7% and are due in 2004. The Notes are convertible, at the option of the holder, into the Company's common stock, $.001 par value, at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $19.00 per share, subject to adjustments in certain events. The Notes are redeemable, in whole or in part, at the Company's option on or after December 5, 2000.

    In December 1998, the Company repurchased $1,500,000, or 3%, of the Notes for $1,192,500. As a result, the Company recognized an extraordinary gain of approximately $257,000, net of unamortized deferred finance charges of $51,000. As of December 31, 1998, $48,500,000 of these notes were outstanding.

    Throughout 1999, the Company repurchased a total of $11,810,000, or approximately 24%, of the Notes on the open market for approximately $8,173,000. As a result, the Company recognized an extraordinary gain of approximately $3,275,000 net of unamortized deferred finance charges and accumulated amortization of approximately $362,000. As of December 31, 1999, $36,690,000 of the Notes were outstanding.

6.  BLOCK DRUG CORPORATION AGREEMENT

    On December 17, 1996, the Company entered into an agreement with Block Drug Corporation ("Block"). Under the terms of the agreement, Block acquired the North American marketing rights to the ATRISORB(R) GTR Barrier products and ATRISORB(R)-DOXY products, and the rights to market the ATRIDOX(R) product in the United States, with an option to acquire the rights to market the ATRIDOX(R) product in Canada and certain European countries. On September 12, 1997, Block exercised its option to market the ATRIDOX(R) product in Canada, but let its option lapse with respect to Europe.

    Under the Block agreement ("Block Agreement"), Block is responsible for sales and marketing for the products and will advise, consult and may financially support various aspects of the Company's dental research and development program. The Company also has the right to co-market the products if certain annual sales levels are not met. The Block agreement provides for both milestone and royalty payments to the Company. The Block agreement expires on a product-by-product and a country-by-country basis upon the expiration of the last applicable patent or loss of patent protection for a product in a given country. The first patent will expire in 2012. In addition, Block may terminate the agreement at any time without cause upon 12 months written notice to the Company, if the Company commits a willful and material breach of the agreement, or if the Company ceases to manufacture or supply the product to Block pursuant to the agreement. The Company may terminate the agreement if Block fails to make any required payment, if Block commits a willful and material breach of the agreement, if Block ceases to offer the product for distribution, or if Block markets, distributes or sells a competitive product.

    The Block agreement provides for potential milestone payments totaling up to $50 million to the Company over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to 1999, the Company had recognized $24.1 million in milestone revenue from Block. No additional Block milestone revenue was recognized in 1999.

         In 1997, the Company recognized revenue of $7,000,000 for the sale of marketing rights of the ATRISORB(R) GTR Barrier product. The Company received an additional $100,000 payment from Block in September 1997 when Block exercised its option to acquire rights to market ATRIDOX(R) and ATRISORB(R) GTR Barrier products in Canada.

    In 1998, the Company received milestone payments of $12,000,000 pursuant to the Block agreements as a result of the FDA approval of the Company's new drug application for the ATRIDOX(R) product. The Company also earned an additional milestone of $5,000,000 as a result of Block's first commercial sale of ATRIDOX(R). Total milestone payments earned in 1998 were $17,000,000.

7.  ACQUISITION OF VIROTEX

     In November 1998, the Company acquired the common stock of ViroTex. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of ViroTex were recorded at their fair value at the date of acquisition. The results of operations of ViroTex have been included in the financial statements of the Company since the date of acquisition. Total consideration paid was $7,693,749 as follows: cash of $6,201,556, issuance of 37,860 shares of common stock valued at $389,958, stock options to purchase 113,229 shares of common stock valued at $921,370, a warrant to purchase 6,750 shares of common stock valued at $30,556, and transaction expenses of $150,309. Additional consideration of up to $3,000,000 is payable, in shares of common stock or cash, over the next three years upon the satisfaction of certain defined earn-out events related to the performance of certain ViroTex products. The total purchase price of $7,693,749 was allocated to the fair value of the assets, based primarily on an independent third party valuation, as follows:


Net tangible assets                        $    667,944
                                           ------------
Intangible assets:
     Purchased in process research and
       development                            3,050,000
     Purchased technology                     2,800,000
     Purchased royalty rights                   600,000
     Goodwill                                   575,805
                                           ------------
Total                                      $  7,025,805
                                           ------------

Net assets purchased                       $  7,693,749
                                           ============

    The Company expensed $3,050,000 of the purchase price, which was allocated to in-process research and development projects, as of the date of acquisition. The projects were valued using the discounted cash flow method in an independent third-party valuation.

    The following unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assumes the purchase of ViroTex had occurred as of January 1, 1997:


                                       1998               1997
                                 ---------------   ---------------
Total  revenues                  $    25,260,962   $    16,509,489

Net income (loss)                $      (142,921)  $    (2,736,752)
Basic net income (loss)  per
  common share                   $         (0.01)  $         (0.25)

    The pro forma results of operations include adjustments to give effect to amortization of goodwill and other intangible assets, the write-off of purchased in-process research and development and certain other adjustments. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the purchase been made as of January 1, 1997, or the future results of combined operations.

    In 1999 the Company made payments totaling $218,000 under the earn-out provisions of the merger agreement. Specifically, ViroTex shareholders earned 18,850 shares of our common stock valued at approximately $195,000 and a cash distribution of approximately $23,000 in April 1999 for the introduction and sale of Eucalyptamint(R) 2000. Included in the purchase price of ViroTex in November 1998 was approximately $32,000 relating to an advance payment of the Eucalyptamint(R) 2000 earn-out paid to ViroTex employees who subsequently were employed by our company or performed consulting duties on our company's behalf.

         An additional $1,750,000 in cash and common stock is available to be earned by previous ViroTex shareholders under the provisions of the merger agreement for additional licensing agreements and product introductions if executed prior to December 31, 2000.

8.  STOCK OPTION PLANS

    As of December 31, 1999, the Company has three stock-based compensation plans, which are discussed below.

  PERFORMANCE STOCK OPTION PLAN

    The 1987 Performance Stock Option Plan, as amended and restated in 1992 (The "Plan") permits the granting of both incentive stock options, as defined under
Section 422 of the Internal Revenue Code, and non-qualified stock options to employees, officers and directors. The exercise price of each option, which have a maximum ten-year life, is equal to the market price of the Company's common stock on the date of grant.

    The Company has reserved 1,500,000 of its authorized but unissued common stock for stock options to be granted under the Plan. On April 27, 1997, the stockholders of the Company approved an amendment to the Plan that increased the maximum aggregate number of shares issuable upon the exercise of options granted under the Plan from 1,500,000 shares to 2,500,000 shares. Under the terms of the Plan, options are not exercisable for a period of one to three years from the date of grant. The exercise price of all options is the closing bid price of the stock on the date of grant. There are 219,433 shares that remain available under the plan for future employee stock option grants.

    The Company accounts for the Plan using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates of awards under the Plan consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted income (loss) per common share would have been changed to the pro forma amounts indicated below:


                                                        1999                 1998              1997
                                                   --------------      --------------     --------------
Net income (loss) :
  -- as reported                                   $  (13,270,226)     $    1,690,046     $   (3,866,717)
                                                   --------------      --------------     --------------
  -- pro forma                                     $  (14,911,956)     $       76,088     $   (5,067,819)
                                                   --------------      --------------     --------------
Basic and diluted net income (loss) per common
  -- as reported                                   $        (1.17)     $          .15     $         (.35)
                                                   --------------      --------------     --------------
  -- pro forma                                     $        (1.32)     $          .01     $         (.46)
                                                   --------------      --------------     --------------

    The weighted-average Black-Scholes fair value per option granted in 1999, 1998 and 1997 was $5.63, $5.29 and $4.58, respectively. The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: no dividend yield, expected volatility of 52.5% for 1999, 47.7% for 1998 and 41.7% for 1997, risk free interest rate of 7.0%, and expected life of 5 years.

    The following table summarizes information on stock option activity for the
Plan:


                                                                                                  WEIGHTED-
                                                             NUMBER OF       EXERCISE PRICE       AVERAGE
                                                              SHARES           PER SHARE       EXERCISE PRICE
                                                        ----------------   ----------------   -----------------
               Options outstanding, December 31, 1996            861,421   $    .50 - 14.00   $           7.14
                    Options granted                              189,090      10.75 - 21.75              14.41
                    Options canceled or expired                   (6,977)      6.13 - 11.63              10.97
                    Options exercised                            (20,137)       .50 - 11.75               7.16
                                                        ----------------   ----------------   ----------------
               Options outstanding, December 31, 1997          1,023,397        .50 - 21.75               8.45
                    Options granted                              409,169       1.18 - 19.00               9.60
                    Options canceled or expired                  (12,190)       .50 - 12.50               8.22
                    Options exercised                           (145,222)     10.50 - 20.00               1.58
                                                        ----------------   ----------------   ----------------
               Options outstanding, December 31, 1998          1,275,154        .50 - 21.75               9.60
                    Options granted                              342,390       5.38 -12.875              13.98
                    Options canceled or expired                  (68,942)       .50 -21.750              12.30
                    Options exercised                           (120,650)      8.75 - 15.00              11.15
                                                        ----------------   ----------------   ----------------
               Options outstanding, December 31, 1999          1,427,952   $   5.38 - 20.75   $           9.54
                                                        ----------------   ----------------   ----------------


     Options outstanding are available for exercise as follows:

                 Currently exercisable                          884,743                        $          9.57
                      2000                                      246,029                                  10.57
                      2001                                      192,280                                   9.37
                      2002                                      104,900                                   7.17
                                                        ---------------                        ---------------
                      Total                                   1,427,952                        $          9.54
                                                        ---------------                        ---------------


     The following table summarizes information about stock options outstanding under the Plan as of December 31, 1999:



                             NUMBER             WEIGHTED-                            NUMBER            WEIGHTED-
                         OUTSTANDING AT         AVERAGE            WEIGHTED-      EXERCISABLE AT        AVERAGE
       RANGE OF            DECEMBER 31,         REMAINING          AVERAGE         DECEMBER 31,     EXERCISE PRICE
   EXERCISE PRICES           1999           CONTRACTUAL LIFE   EXERCISE PRICE         1999            EXERCISABLE
---------------------- ------------------ ------------------- ----------------- ----------------- ------------------
      $  5.88 - 17.25             28,887             1 year       $      10.94            28,887        $     10.94
         6.50 - 14.00                625             2 years             11.00               625              11.00
         6.75 -  9.88            279,715             3 years              8.48           279,715               8.48
         5.88 -  8.00             55,247             4 years              6.57            55,247               6.57
         6.75 -  6.88             73,000             5 years              6.80            73,000               6.80
         6.63 - 11.94            139,558             6 years              8.29           139,558               8.29
         9.00 - 12.75            159,260             7 years             10.16           143,823              10.08
        11.38 - 20.75            171,590             8 years             16.71            95,373              16.59
         8.75 - 14.44            319,490             9 years             10.34            68,515              10.56
         5.38 -  9.25            200,580            10 years              5.60                --                 --
       --------------  -----------------  ------------------       -----------  ----------------        -----------
       $ 5.38 - 20.75          1,427,952          6.77 years       $      9.54           884,743        $      9.57
       --------------  -----------------  ------------------       -----------  ----------------        -----------

  NON-EMPLOYEE DIRECTOR STOCK INCENTIVE PLAN

    During the year ended December 31, 1999 the company adopted a "Non-Employee Director Stock Incentive Plan ("DSI Plan"). The purposes of the DSI Plan are to attract and retain the best available Non-Employee Directors, to provide them additional incentives, and to promote the success of the Company's business. This DSI Plan is comprised of two components: an "Automatic Option Grant Program" and a "Stock Fee Program."

    Automatic Option Grant Program

    Immediately following each annual meeting of the Company's stockholders, commencing with the 1999 Annual Stockholders' Meeting, each Non-Employee Director who continues as a Non-Employee Director following such annual meeting shall be granted automatically a Non-Qualified Stock Option to purchase 4,000 (5,000 in the case of the Chairman) shares of the Company's common stock. Under the terms of the plan, these options vest in three equal annual installments from the date of the grant. The exercise price of each option, which has a maximum ten- year life, is equal to the market price of the Company's common stock on the date of the grant. All options awarded under this portion of the plan shall be made under the "Performance Stock Option Plan" and are included above. For the year ended December 31, 1999, 33,000 stock options were issued and none were exercised under this program. The exercise price of these options is $9.94.

    Stock Fee Program

     Commencing with the 1999 Annual Stockholders' Meeting, each Non-Employee Director will receive an annual retainer fee. Each Non-Employee Director shall be eligible to elect to apply all or any portion of the retainer fee to the acquisition of shares of Restricted Common Stock or the receipt of stock options.

    The portion of the fee subject to election of Restricted Common Stock shall be determined by dividing the elected dollar amount by the fair market value per share on the date the fee is due to be paid. Under the terms of the plan, the Restricted Common Stock vest in three equal installments upon completion of one full calendar month of Board service and become fully vested and exercisable at the end of the quarterly period from the date of grant.

    The portion of the fee subject to the election of options shall be equal to the option fee amount divided by the value of an option to purchase one share as determined on the grant date using the Black-Scholes option pricing model. Under the terms of the plan, the options vest in three equal installments upon completion of one full calendar month of Board service and become fully vested and exercisable at the end of the quarterly period from the date of grant. The exercise price of each stock option, which has a maximum ten-year life, is equal to the market price of the Company's common stock on the date of the grant.

    The maximum aggregate number of shares which may be issued under the Stock Fee Program portion of the plan is 25,000 shares. During the year ended December 31, 1999 the Non-Employee Directors elected to have 2,474 shares of Restricted Common Stock issued and no stock options were elected to be issued. There are 22,526 shares that remain available under this Program.

  NON-QUALIFIED STOCK OPTION PLAN

    The Company has reserved 150,000 of its authorized but unissued common stock for stock options to be granted to outside consultants under its Non-Qualified Stock Option Plan, (the "Non-Qualified Plan"). In 1998, the Company amended the Non-Qualified Plan to increase 50,000 shares to provide for a total of 150,000 shares. The option price and exercisability of options granted under the Non-Qualified Plan are set by the Compensation Committee. The exercise price of all options granted under the Non-Qualified Plan currently outstanding is the closing market price at the date of grant. There are 72,020 shares, which remain available under the Non-Qualified Plan for future stock option grants.

    The Company accounts for grants under the Non-Qualified Plan using SFAS 123. The weighted-average Black-Scholes fair value per option granted under the Non-Qualified Plan in 1998 and 1997 was $7.80 and $3.98, respectively. The fair value of options granted under the Non-Qualified Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used in 1998 and 1997: no dividend yield, expected volatility of 47.7% for 1998 and 41.7% for 1997, risk free interest rate of 7.0%, and expected lives of 5 years.

    The following table summarizes information on stock option activity for the Non-Qualified Plan.


                                                                                                       WEIGHTED-
                                                             NUMBER OF          EXERCISE PRICE          AVERAGE
                                                              SHARES               PER SHARE         EXERCISE PRICE
                                                         ----------------      ------------------    --------------
             Options outstanding, December 31, 1996                56,980      $     3.75 -  9.50     $       5.07
               Options granted                                     18,000             .50 - 16.50             8.59
               Options canceled or expired                        (43,500)            .50 -  6.88             3.84
                                                         ----------------      ------------------     ------------
             Options outstanding, December 31, 1997                31,480            5.13 - 16.50             8.92
               Options granted                                      3,000                   15.38            15.38
               Options exercised                                       --                      --               --
                                                         ----------------      ------------------     ------------
             Options outstanding, December 31, 1998                34,480            5.13 - 16.50             8.67
               Options granted                                         --                      --               --
               Options exercised                                   (1,000)                   7.00             7.00
                                                         ----------------      ------------------     ------------
             Options outstanding, December 31, 1999                33,480      $     5.13 - 16.50     $       9.30
                                                         ----------------                             ------------


         Options outstanding are available for exercise as follows:
                                                         ----------------                             ------------
               Currently exercisable                               27,480                             $       8.68
                  2000                                              5,000                                    13.18
                  2001                                              1,000                                    15.38
                TOTAL                                              33,480                             $       9.55
                                                         ----------------                             ------------


     The following table summarizes information about stock options outstanding under the Non-Qualified Plan as of December 31, 1999:



      RANGE OF               NUMBER         WEIGHTED-AVERAGE                            NUMBER             WEIGHTED-
   EXERCISE PRICES        OUTSTANDING AT        REMAINING        WEIGHTED-AVERAGE    EXERCISABLE AT        AVERAGE
                           DECEMBER 31,        CONTRACTUAL        EXERCISE PRICE    DECEMBER 31, 1999   EXERCISE PRICE
                             1999                                                     EXERCISABLE
--------------------- -------------------- -------------------- ------------------- ----------------- ------------------
   $           5.13               7,000              5 years       $        5.13             7,000       $       5.13
      6.63 -   7.00               8,480              6 years                6.80             8,480               6.80
      9.50 -  10.88               9,000              7 years               10.42             7,000              10.29
     12.28 -  16.50               9,000              8 years               14.72             5,000              14.59
   ----------------   -----------------    -----------------       -------------    --------------       ------------
   $  5.13 -  16.50              33,480           6.60 years       $        9.55            27,480       $       8.68
   ----------------   -----------------    -----------------       -------------    --------------       ------------


9.       INCOME TAXES

    Net deferred tax assets at December 31, consist of:


                                                                               1999                  1998
                                                                    ----------------------- --------------------
               Deferred tax assets:
                 Net operating loss carry forwards                       $   22,793,308        $   15,129,836
                 Research and development tax credit carryforwards            1,967,066             1,608,039

                 Amortization of intangibles                                  2,124,879             2,311,644
                 Purchased in-process research and development                       --             1,131,330
                 Depreciation                                                   104,449               164,874
                 Other items                                                    296,266               229,831
                                                                         --------------        --------------
                         Net deferred tax assets                             27,285,968            20,575,554
                                                                         --------------        --------------
                 Less valuation allowance                                    27,285,968            20,575,554
                                                                         --------------        --------------
                         Total                                           $          -0-        $          -0-
                                                                         ==============        ==============

    At December 31, 1999, the Company has $60,798,685 of federal income tax net operating loss carryforwards and $1,967,066 of research and development credits, which expire through 2019. Included in the deferred tax asset for net operating loss carryforwards are benefits from the exercise of employee stock options of $2,691,332, which when subsequently recognized will be allocated to additional paid in capital.

    A reconciliation of the differences in income tax expense from income (loss) computed at the federal statutory rate and income tax expense as recorded for the year ended December 31 are as follows:


                                                                 1999              1998              1997
                                                            ---------------- ------------------ ---------------
      Income tax computed at federal statutory rate:         $ (4,511,877)    $    590,998      $ (1,314,684)
      State income taxes - net of federal benefit                (437,917)          57,362          (127,602)
      Meals and entertainment                                       9,569            8,457            10,685
      Exercise of employee stock options                         (351,991)        (593,368)         (324,545)
      Research and Development                                   (359,027)      (1,110,854)         (145,739)
      Other                                                    (1,059,171)          15,316           (38,671)
      Change in valuation allowance                             6,710,414        1,080,272         1,940,556
                                                             ------------     ------------      ------------
      Income tax expense                                     $         --     $     48,183      $         --
                                                             ============     ============      ============


10.  SEGMENT AND CUSTOMER INFORMATION

    The Company operates in a single reportable segment and all revenues from customers are primarily from a similar group of periodontal products. Product net sales, royalty revenues and milestone revenues from one customer amounted to $3,176,000, $19,028,000 and $8,213,000 for the years ended December 31, 1999,
1998 and 1997 respectively. Accounts receivable balances for this customer were approximately $502,000 and $5,616,000 for the years ended 1999 and 1998 respectively. Revenues from export sales to customers outside of North America amounted to approximately $758,000, $557,000 and $100,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

11.   COMMITMENTS

    As of December 31, 1999, minimum rental commitments under non-cancelable operating leases of one year or more are as follows:


                                   Year Ending            Minimum Rental
                                   December 31,            Commitment
                                   ------------        ------------------
                                       2000                $  274,261
                                       2001                   281,918
                                       2002                   273,993
                                       2003                   114,232
                                                           ----------
                                       Total               $  944,404
                                                           ==========

    Rent expense was $330,346, $275,917 and $212,982 for the years ended December 31, 1999, 1998 and 1997, respectively.

    A five-year purchase agreement with a supplier to provide doxycycline hyclate was executed in March 1998 and expires in March 2003. The agreement required a $300,000 initial annual fee payment and $100,000 in annual fees for each of the remaining contract years. The priced charged for the doxycyline product is based on accumulated commercial sales of our products containing doxycycline sold for each year under the agreement and varies from 1/2% to 2% of such sales depending on the level of accumulated sales. In the event the fee for doxycyline consumption exceeds $100,000 in any one year, then the annual fee shall be waived.


12.  BENEFIT PLANS

    The Company has an employee savings plan (the "Savings Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. This Savings Plan allows eligible employees to contribute from 1% to 17% of their income to this Savings Plan. The Company matches 50% of the first 6% of the employee's contributions that are immediately vested. The Company's matching contributions to the Savings Plan were $119,120, $91,889 and $64,770 for 1999, 1998 and 1997, respectively.

    On April 27, 1997, the stockholders of the Company approved the Atrix Laboratories, Inc. 1997 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides eligible employees with the opportunity to purchase shares through authorized payroll deductions at 85% of the average market price on the last day of each quarter. The ESPP qualifies as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code. The Company has reserved 300,000 shares of its authorized but unissued common stock for issuance under the ESPP of which 283,871 shares remain available at December 31, 1999.


13.  COMMON STOCK

    In February 1998, the Company's Board of Directors authorized the Company to repurchase up to $10,000,000 of the Company's common stock. The repurchase program was amended by the Board of Directors to authorize the Company to purchase up to $10 million of the 7% Convertible Subordinated Notes or shares of Common Stock. The initial repurchase program completed in November 1999 and a new repurchase program to acquire an additional $10 million in the Company's Common Stock or Notes was approved by the Board of Directors in November 1999. As of December 31, 1999, the Company has repurchased 157,000 shares of its common stock for approximately $1,651,000. In 1999, 149,310 shares of the Company's treasury stock were reissued for the Company's common stock shares under the ESPP, the Performance Stock Option Plan and the Non-Qualified Plan. As of December 31, 1999, 7,690 treasury stock shares remain available. The treasury shares reissued increased the Accumulated Deficit by approximately $125,000 in 1999.

    During 1999, the Company granted an officer the right to purchase up to 50,000 shares of common stock at the market price on date of purchase. Upon purchase, the Company will match the number of shares acquired for no additional consideration. This arrangement extends for the term of employment. During 1999, 40,000 shares were acquired under this arrangement and an additional 40,000 shares were issued to match the stock purchases made. As a result, the Company recognized $309,380 of compensation expense during 1999 related to this arrangement.


14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and estimated fair values of the Company's financial instruments as of December 31 are as follows:


                                              1999               1999                1998                1998
                                            CARRYING          ESTIMATED            CARRYING            ESTIMATED
                                             AMOUNT           FAIR VALUE            AMOUNT            FAIR VALUE
                                      ----------------- ------------------- -------------------- ------------------
    Cash and cash equivalents          $  3,021,869      $     3,021,869     $     18,556,641     $    18,556,641
    Marketable securities                34,856,697           34,856,697           37,102,867          37,102,867
    Convertible subordinated notes       36,690,000           21,463,650           48,500,000          36,375,000
                                       ------------      ---------------     ----------------     ---------------

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

                   2.2     Certificate of Merger of Atrix Acquisition
                           Corporation into ViroTex Corporation dated November
                           24, 1998(6)

                   3.1     Amended and Restated Certificate of Incorporation(7)

                   3.2     Eighth Amended and Restated Bylaws(*)

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

                   4.3     Form of Note (included in Indenture, see Exhibit 4.2)

                   4.4     Rights Agreement (including form of Right
                           Certificate, as Exhibit A, and form of Summary of Rights, as Exhibit B)(5)

                   4.5     Warrant to purchase 6,750 shares of Atrix Common
                           Stock issued to Gulfstar Investments, Limited(7)

                  10.1     Employment Agreement between Registrant and John E.
                           Urheim dated June 4, 1993(2)

                  10.2     Lease Agreement dated May 11, 1991 between the
                           Registrant and GB Ventures(2)

                  10.3     Agreement dated December 16, 1996 between the
                           Registrant and Block Drug Corporation ("Block
                           Agreement")(3)

                  10.3A    First Amendment to Block Agreement dated June 10,
                           1997.(7) **

                  10.3B    Second Amendment to Block Agreement dated July 31,
                           1997.(7) **

                  10.3C    Third Amendment to Block Agreement dated February 4,
                           1998.(7) **

                  10.3D    Fourth Amendment to Block Agreement dated January 12,
                           1999.(7) **

                  10.3E    Fifth Amendment to Block Agreement dated January 27,
                           1999.(7) **

                  10.3F    Sixth Amendment to Block Agreement dated September
                           24, 1999.(8) **

                  10.4     Registration Rights Agreement, dated as of November
                           15, 1997, by and among Registrant and NationsBanc
                           Montgomery Securities, Inc. and SBC Warburg Dillon
                           Read, Inc.(4)

                  10.5 Amended and Restated Performance Stock Option Plan, as amended.(7)

                  10.6     Non-Qualified Stock Option Plan, as amended.(7)


                  10.7     Non-Employee Director Stock Incentive Plan.*

                  10.8     Employment Agreement between Registrant and Dr. J.
                           Steven Garrett dated April 17, 1995(7)

                  10.10    Employment Agreement between Registrant and Dr. David
                           W. Osborne dated November 24, 1998(7)

                  10.11    Employment Agreement between Registrant and Dr.
                           Richard L. Jackson dated November 1, 1998(7)

                  10.12    Personal Services Agreement between Registrant and
                           David R. Bethune dated August 10, 1999.*

                  10.13    Agreement between Registrant and John E. Urheim dated
                           August 2, 1999.*

                  21       Subsidiaries of the Registrant*

                  23       Consent of Deloitte & Touche LLP*

                  27       Financial Data Schedule*

-------------------
*  Filed herewith.
** Confidential treatment requested.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1996, as amended on May 20, 1998, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference to Registrant's Registration Statement on Form 8-A, file number 000-18231.
(6) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 24, 1998, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1999, as filed with the Securities and Exchange Commission..