Form 10-Q
period 2000-03-31
ATRIX LABORATORIES INC
filed 2000-04-26
CIK 809875

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

 The number of shares outstanding of the registrant's common stock as of April 24, 2000 was 11,501,630.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        ASSETS
                                                                                           March 31,     December 31,
                                                                                             2000            1999
                                                                                         ------------    ------------
CURRENT ASSETS:
      Cash and cash equivalents                                                          $  4,021,327    $  3,021,869
      Marketable securities, at fair market value                                          30,116,312      34,856,697
      Accounts receivable, net of allowance for doubtful accounts
               of $50,305 and $18,355                                                       1,733,485       1,222,850
      Interest receivable                                                                     309,728         562,318
      Inventories                                                                           2,180,775       1,862,522
      Prepaid expenses and deposits                                                           492,366         418,812
                                                                                         ------------    ------------
          Total current assets                                                             38,853,993      41,945,068
                                                                                         ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET:                                                         6,990,841       7,114,761
                                                                                         ------------    ------------
OTHER ASSETS:
      Intangible assets, net                                                                4,424,210       4,580,325
      Deferred finance costs, net of accumulated amortization of $481,803 and $430,007        966,854       1,018,650
                                                                                         ------------    ------------
          Other assets, net                                                                 5,391,064       5,598,975
                                                                                         ------------    ------------
                  TOTAL ASSETS                                                           $ 51,235,898    $ 54,658,804
                                                                                         ============    ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
      Accounts payable - trade                                                           $  1,753,705    $  2,455,605
      Interest payable                                                                        851,411         211,094
      Accrued salaries and payroll taxes                                                      314,896         321,548
      Other accrued liabilities                                                               145,046         150,396
      Deferred revenue                                                                         47,500         160,000
                                                                                         ------------    ------------
          Total current liabilities                                                         3,112,558       3,298,643
                                                                                         ------------    ------------
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                     36,690,000      36,690,000
                                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock, $.001 par value; 5,000,000
          shares authorized, none issued or outstanding                                            --              --
      Common stock, $.001 par value; 25,000,000
          shares authorized; 11,463,696 and 11,435,244 shares
          issued; 11,463,630 and 11,427,554 shares outstanding                                 11,464          11,435
      Additional paid-in capital                                                           74,779,566      74,495,672
      Treasury stock, 66 and 7,690 shares, at cost                                               (694)        (80,846)
      Accumulated other comprehensive loss                                                 (1,728,148)     (1,696,010)
      Accumulated deficit                                                                 (61,628,848)    (58,060,090)
                                                                                         ------------    ------------
          Total shareholders' equity                                                       11,433,340      14,670,161
                                                                                         ------------    ------------
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 51,235,898    $ 54,658,804
                                                                                         ============    ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                        2000            1999
                                                                    ------------    ------------
REVENUE:
 Net sales and royalties                                            $  1,157,401    $  1,228,719
 Contract revenue                                                        537,872         257,565
 Sale of marketing rights and milestone revenue                           65,000          25,000
                                                                    ------------    ------------
           Total revenue                                               1,760,273       1,511,284
                                                                    ------------    ------------

OPERATING EXPENSES:
 Cost of goods sold                                                      459,261         702,216
 Research and development                                              3,726,514       3,559,252
 Administrative and marketing                                          1,020,896         782,247
                                                                    ------------    ------------
           Total operating expenses                                    5,206,671       5,043,715
                                                                    ------------    ------------
LOSS FROM OPERATIONS                                                  (3,446,398)     (3,532,431)
                                                                    ------------    ------------

OTHER (EXPENSE) INCOME:
 Investment income                                                       514,287         763,665
 Interest expense                                                       (649,857)       (793,485)
 Other                                                                    38,722          48,042
                                                                    ------------    ------------
           Net other (expense) income                                    (96,848)         18,222

LOSS BEFORE EXTRAORDINARY ITEM                                        (3,543,246)     (3,514,209)
Extraordinary gain on extinguished debt                                       --         767,299
                                                                    ------------    ------------
NET LOSS                                                            $ (3,543,246)   $ (2,746,910)
                                                                    ============    ============

Basic and diluted earnings per common share:

Loss before extraordinary item                                      $       (.31)   $       (.31)
Extraordinary item                                                            --             .07
                                                                    ------------    ------------
Net loss                                                            $       (.31)   $       (.24)
                                                                    ============    ============
Basic and diluted weighted average common shares outstanding          11,439,792      11,226,347
                                                                    ============    ============


              See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)



                                             Common Stock             Additional
                                                                       Paid-in       Treasury
                                         Shares          Amount        Capital         Stock
                                      ------------    ------------   ------------   ------------
Balance, December 31, 1999              11,427,554    $     11,435   $ 74,495,672   $    (80,846)
Comprehensive loss:
     Net loss                                   --              --             --             --
     Other comprehensive loss:
      - Foreign currency translation
           Adjustments - cumulative             --              --             --             --
      - Unrealized loss on
           Investments                          --              --             --             --

Net comprehensive loss
Exercise of stock options                   14,185               8         73,993         68,335
Issuance of employee stock
    purchase plan                            1,687               1          4,801         11,817
Issuance of restricted stock                20,204              20        205,100             --
                                      ------------    ------------   ------------   ------------
Balance, March 31, 2000                 11,463,630    $     11,464   $ 74,779,566   $       (694)
                                      ============    ============   ============   ============



                                      Accumulated
                                         Other                          Total
                                     Comprehensive   Accumulated     Shareholders'
                                         Loss          Deficit          Equity
                                     ------------    ------------    ------------
Balance, December 31, 1999           $ (1,696,010)   $(58,060,090)   $ 14,670,161
Comprehensive loss:
     Net loss                                  --      (3,543,246)     (3,543,246)
     Other comprehensive loss:
      - Foreign currency translation
           Adjustments - cumulative        (2,818)             --          (2,818)
      - Unrealized loss on
           Investments                    (29,320)             --         (29,320)
                                                                     ------------
Net comprehensive loss                                                 (3,575,384)
Exercise of stock options                      --         (23,615)        118,721
Issuance of employee stock
    purchase plan                              --          (1,897)         14,722
Issuance of restricted stock                   --              --         205,120
                                     ------------    ------------    ------------
Balance, March 31, 2000              $ (1,728,148)   $(61,628,848)   $ 11,433,340
                                     ============    ============    ============


              See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                              2000            1999
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (3,543,246)   $ (2,746,910)
  Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
        Depreciation                                                           266,418         252,180
        Amortization                                                           294,600         122,926
        Loss on sale of property, plant and equipment                            4,667          19,426
        Compensation - restricted stock                                         75,620              --
        Loss (gain) on sale of marketable securities                            39,288              --
        Extraordinary gain on extinguishment of debt                                --        (767,299)
     Net changes in operating assets and liabilities:
        Accounts receivable                                                   (510,635)      4,827,966
        Interest receivable                                                    252,589         138,687
        Inventories                                                           (318,253)       (116,820)
        Prepaid expenses and deposits                                          (73,554)       (287,086)
        Accounts payable - trade                                              (701,900)        735,116
        Interest payable                                                       640,317         745,070
        Accrued salaries and payroll taxes                                      (6,652)         15,163
        Other accrued liabilities                                               (5,350)       (134,753)
        Deferred revenue                                                      (112,500)        (30,050)
                                                                          ------------    ------------
                   Net cash (used in) provided by operating activities      (3,698,591)      2,773,616
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                          (147,188)       (146,377)
        Investments in intangible assets                                       (81,381)        147,633
        Proceeds from sale of property, plant and equipment                         25             555
        Proceeds from sale of marketable securities                          4,764,840              --
        Proceeds from maturity of marketable securities                             --       6,230,430
        Investment in marketable securities                                    (98,372)    (18,894,184)
                                                                          ------------    ------------
                   Net cash provided by (used in) investing activities       4,437,924     (12,661,943)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                 262,943         169,144
        Extinguished convertible long-term debt                                     --      (3,100,000)
                                                                          ------------    ------------
                   Net cash provided by (used in) financing activities         262,943      (2,930,856)
                                                                          ------------    ------------
NET EFFECT OF EXCHANGE RATE ON CASH - CURRENT YEAR                              (2,818)             --
                                                                          ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           999,458     (12,819,183)
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,021,869      18,556,641
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  4,021,327    $  5,737,458
                                                                          ============    ============

              See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and subsidiaries, referred to herein as we, us or our, have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist of normal recurring accruals and intercompany elimination entries) for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, filed with the Securities and Exchange Commission in our Annual Report Form on 10-K.

         On February 17, 2000, our wholly owned registered subsidiary, Atrix Laboratories GmbH, based in Frankfurt, Germany, commenced operations. Atrix Laboratories GmbH was organized to conduct our European operations. Currently, the subsidiary has one employee who's objective is to establish business relations with international distributors for the sale of ATRIDOX(R) upon mutual recognition of the product in key countries. The corresponding activity will be maintained in a subsidiary ledger using the European Euro as its functional currency. The Company's wholly owned registered subsidiary, Atrix Laboratories Limited, based in London, England, and established in June 1999, will continue to sell the ATRIDOX(R) product in the United Kingdom. The corresponding activity is maintained in a subsidiary ledger using the British pound as its functional currency. The subsidiary financials were converted from European Euro and British pounds to United States dollars prior to consolidation and all significant intercompany balances and transactions have been eliminated.

NOTE 2. INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The inventory components at March 31, 2000 and December 31, 1999, are as follows:

                                 March 31, 2000   December 31, 1999
                                 --------------   -----------------
Raw Materials                    $    1,856,703   $       1,486,289
Work in Process                         214,714             300,571
Finished Goods                          109,358              75,662
                                 --------------   -----------------
                                 $    2,180,775   $       1,862,522
                                 ==============   =================

NOTE 3. PROPERTY, PLANT, AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range between three and forty years. Leasehold improvements are amortized over the remaining term of the related lease. The components of net property, plant and equipment are as follows:

                                               MARCH 31, 2000    DECEMBER 31, 1999
                                               --------------    -----------------
Land                                           $    1,071,018    $       1,071,018
Building                                            3,575,052            3,573,695
Leasehold improvements                                470,002              470,002
Furniture & fixtures                                  387,549              387,549
Machinery                                           4,656,498            4,517,952
Office equipment                                      684,735              686,958
                                               --------------    -----------------
     Total property, plant and equipment           10,844,854           10,707,174
Accumulated depreciation and
amortization                                       (3,854,013)          (3,592,413)
                                               --------------    -----------------
    Property, plant and equipment, net         $    6,990,841    $       7,114,761
                                               ==============    =================

         Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. Repairs and maintenance expense was approximately $62,000 and $45,000 for the quarters ended March 31, 2000 and 1999, respectively.


NOTE 4. NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings. For the periods presented, the effect of dilutive stock options and the effect of assuming a conversion of convertible subordinated notes would be antidilutive. Therefore, diluted net income (loss) per share is not different from basic net income (loss) per common share.

NOTE 5. CONVERTIBLE SUBORDINATED NOTES PAYABLE

         In November 1997, we issued $50,000,000 of convertible subordinated notes. These notes bear interest at the rate of 7% annually and are due in 2004. The notes are convertible, at the option of the holder, into our common stock, $0.001 par value, at any time prior to maturity, unless previously redeemed or repurchased at a conversion price of $19.00 per share, subject to adjustments in certain events. The notes are redeemable, in whole or in part, at our option on or after December 5, 2000. As of March 31, 2000 and December 31, 1999, $36,690,000 of these notes are outstanding.

NOTE 6. TRANSLATION OF FOREIGN CURRENCIES

         Our primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate net assets at period-end exchange rates, while income and expense accounts are translated at weighted-average exchange rates in effect during the period. Adjustments resulting from these translations are reflected in stockholders' equity as cumulative foreign currency translation adjustments. Some of our transactions and transactions of our subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur. To date, the effect on income of such amounts has been immaterial. Sales by our foreign subsidiaries during the period ending March 31, 2000 were not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (i) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (ii) the results of current and future clinical trials; and
(iii) the time and expenses associated with the regulatory approval process for products. The success of our business operations is in turn dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market, our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

OVERVIEW

         The year 1998 marked a turning point for us with the market launch of our flagship product ATRIDOX(R) in September 1998 and the acquisition of ViroTex in November 1998. Prior to 1998, we devoted our efforts and resources primarily towards research and development of dental products without a significant product on the market to generate material revenues. Consequently, we sustained losses in each year of our operations prior to 1998. We realized a net profit in 1998 primarily as a result of earning $17 million in milestone revenue from Block for the FDA approval and the subsequent market launch of ATRIDOX(R). The Block agreement provides for potential milestone payments totaling up to $50 million to us over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to the year 2000, we had recognized approximately $24.1 million in milestone revenue from Block.

         We are also committed to expanding the sales of ATRIDOX(R) internationally. In April 1999, we received our first European approval of ATRIDOX(R) from the Medicines Control Agency of the United Kingdom. We are pursuing the mutual recognition of ATRIDOX(R) in the European Union and in January 2000 we received approval to market ATRIDOX(R) in 11 additional

European countries. We are currently awaiting a country-by-country shipping authorization and anticipate sales of the product to commence in the second quarter of 2000.

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

         In January 2000, we announced successful interim results in the ongoing Phase III human clinical trials pertaining to the 30-day prostate cancer therapy study using our 30-day sustained release ATRIGEL(R) formulation with leuprolide acetate. We also filed an investigational new drug application with the FDA in January 2000 for the 90-day prostate cancer product.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
         THREE MONTHS ENDED MARCH 31, 1999

         Total revenues for the three months ended March 31, 2000 were approximately $1,760,000 compared to approximately $1,500,000 for the three months ended March 31, 1999. The 17% increase was primarily due to research and development contract revenue with an unaffiliated third party.

         We had net sales of approximately $1,157,000 during the three months ended March 31, 2000 compared to approximately $1,229,000 for the three months ended March 31, 1999. The 6% decrease in sales was primarily the result of a lower average net selling price of ATRIDOX(R) and ATRISORB(R) FreeFlow GTR Barrier products recognized by Block.

         Contract revenue represents revenue we received from grants and from unaffiliated third parties for performing contract research and development activities using our technology and was approximately $538,000 for the three months ended March 31, 2000 compared to approximately $258,000 for the three months ended March 31, 1999, representing a 109% increase. The increase was primarily related to work on a single research project with an unaffiliated third party.

         Cost of goods sold recorded for the three months ended March 31, 2000 was approximately $459,000 compared to approximately $702,000 for the three months ended March 31, 1999, representing a 35% decrease. This decrease in cost of sales is primarily related to manufacturing efficiencies gained through the installation of automated equipment.

         Research and development expenses for the three months ended March 31, 2000 were approximately $3,727,000 compared to approximately $3,559,000 for the three months ended March 31, 1999, representing a 5% increase. The increase was primarily the result of additional expenditures in new areas of research including leuprolide acetate for the treatment of prostate cancer and topical dapsone for the treatment of acne.

         Administrative and marketing expenses for the three months ended March 31, 2000 were approximately $1,021,000 compared to approximately $782,000 for the three months ended March 31, 1999, representing a 31% increase. The increase was primarily the result of increased expenditures associated with our foreign subsidiary, Atrix Laboratories GmbH, which commenced operations in February 2000.

         Investment income for the three months ended March 31, 2000 was approximately $514,000 compared to approximately $764,000 for the three months ended March 31, 1999, representing a 33% decrease. The decrease was primarily the result of a reduction in principal investments and a loss on sale of investments for the three months ended March 31, 2000.

         Interest expense for the three months ended March 31, 2000 was approximately $650,000 compared to approximately $793,000 for the three months ended March 31, 1999, representing an 18% decrease. The reduction in interest expense was primarily the result of our repurchase and retirement of $7,810,000 of our 7% convertible subordinated notes since the period ending March 31, 1999.

         For the reasons described above, we recorded a net loss of approximately $3,543,000, or $0.31 per share, for the three months ended March 31, 2000 compared to a net loss of approximately $2,747,000, or $0.24 per share, for the three months ended March 31, 1999. The extraordinary gain recognized from the repurchase of convertible notes during the first quarter of 1999 was the primary factor for the increase in net loss between periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had cash and cash equivalents of approximately $4,021,000, marketable securities (at fair market value) of approximately $30,116,000 and other current assets of approximately $4,717,000 for total current assets of approximately $38,854,000. Current liabilities totaled approximately $3,113,000, which resulted in working capital of approximately $35,741,000.

         We have a revolving line of credit with a bank that expires in August 2000. Under the terms of the line of credit, we may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring us to maintain certain levels of net worth and liquidity. As of March 31, 2000, we had no outstanding balance under this line of credit.

         During the three months ended March 31, 2000, net cash used in operating activities was approximately $3,699,000. This was primarily the result of the net loss for the period of approximately $3,543,000, adjusted for certain non-cash expenses, and changes in operating assets and liabilities as set forth in the consolidated statement of cash flows. Approximately $4,765,000 from the sale of marketable securities was used to fund operations for the period ending March 31, 2000.

         Net cash provided by investing activities was approximately $4,438,000 during the three months ended March 31, 2000, primarily as a result of the proceeds from the sale of marketable securities of approximately $4,765,000. Net cash provided by financing activities was approximately $275,000 during the three months ended March 31, 2000, primarily as a result of the proceeds from issuance of common stock.

         Our long-term capital expenditure requirements will depend on numerous factors, including:

                  o the progress of our research and development programs,

                  o the time required to file and process regulatory approval applications,

                  o the development of our commercial manufacturing facilities,

                  o our ability to obtain additional licensing arrangements, and

                  o        the demand for our products.

         We expended approximately $147,000 for property, plant and equipment and approximately $81,000 for patent development in the three-month period ending March 31, 2000. We expect our capital expenditures to approximate $1,250,000 for the year ending December 31, 2000, which will be used primarily to complete the automation of its manufacturing facility and to upgrade laboratory equipment.

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

         o Our ability to enter into strategic alliances or collaborative arrangements with third parties to market and commercialize our products on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         We own financial instruments that are sensitive to market risks as part of our investment portfolio of cash equivalents and marketable securities. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Due to the nature of our investment portfolio, the investment portfolio contains instruments that are primarily subject to interest rate risk.

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

         Our investment portfolio also includes equity interests in United States government and agency bond funds. The value of these equity interests is also subject to interest rate risk.

         We regularly assess the above-described market risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. Our investment policy restricts investments to U.S. Government or government backed securities, or the highest rated commercial paper (A1P1) only. As a result, we do not anticipate any material losses in these areas.

         For disclosure purposes, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents and long-term and short-term debt instruments.

         To perform a sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2000. The fair values that result from these computations are compared with the fair values of these financial instruments at March 31, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at March 31, 2000 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our financial instruments by approximately $210,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our financial instruments by approximately $210,000 per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $7,380,000 at March 31, 2000, at variable interest rates. If interest rates were to increase or decrease 10%, the impact of such instruments on cash flows or earnings would not be material.

         The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities we own.

         The market price of the 7% convertible subordinated notes generally changes in parallel with the market price of our common stock. When our stock price increases, the price of these notes generally increases proportionally. Fair market price of the notes can be determined from quoted market prices, where available. The fair value of our long-term debt was estimated to be approximately $28,068,000 at March 31, 2000 and is lower than the carrying value by approximately $8,622,000. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in our weighted average long-term borrowing rate and a 1% decrease in quoted market prices, or approximately $734,000.

         Exchange Rate Risk. We face foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of our foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the period ended March 31, 2000 was not material. Based on our overall foreign currency rate exposure at March 31, 2000, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


             27. Financial Data Schedule.*

         (b) Reports on Form 8-K

             No reports on form 8-K were filed during the period ended March 31, 2000.






----------------------

* Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ATRIX LABORATORIES, INC.
                            (Registrant)


April 25, 2000              By: /s/ David R. Bethune
                                --------------------
                                 David R. Bethune
                                 Vice Chairman of the Board of Directors and
                                 Interim Chief Executive Officer




April 25, 2000              By: /s/ Brian G. Richmond
                                ---------------------
                                  Brian G. Richmond
                                  Vice President--Finance, Assistant Secretary, and Assistant Treasurer

                                  EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------
    27                  Financial Data Schedule*






-------------------
* Filed herewith