Form 10-Q
period 2000-06-30
ATRIX LABORATORIES INC
filed 2000-07-28
CIK 809875

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                                   ----------

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

The number of shares outstanding of the registrant's common stock as of July 25, 2000 was 11,521,783.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    ASSETS
                                                                                               June 30,      December 31,
                                                                                                 2000            1999
                                                                                             ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                               $    666,307    $  3,021,869
     Marketable securities available for sale, at fair market value                            27,564,061      34,856,697
     Accounts receivable, net of allowance for doubtful accounts
             of $50,305 and $18,355                                                             2,744,159       1,222,850
     Interest receivable                                                                          429,571         562,318
     Inventories                                                                                2,359,167       1,862,522
     Prepaid expenses and deposits                                                              1,055,791         418,812
                                                                                             ------------    ------------
         Total current assets                                                                  34,819,056      41,945,068
                                                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                              6,853,148       7,114,761
                                                                                             ------------    ------------

OTHER ASSETS:
     Intangible assets, net                                                                     4,217,066       4,580,325
     Deferred finance costs, net of accumulated amortization of $533,599 and $430,007             915,058       1,018,650
         Other assets, net                                                                      5,132,124       5,598,975
                                                                                             ------------    ------------
                 TOTAL ASSETS                                                                $ 46,804,328    $ 54,658,804
                                                                                             ============    ============


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                                $  1,385,133    $  2,455,605
     Interest payable                                                                             207,577         211,094
     Accrued salaries and payroll taxes                                                           337,787         321,548
     Other accrued liabilities                                                                     99,636         150,396
     Deferred revenue                                                                             165,000         160,000
                                                                                             ------------    ------------
         Total current liabilities                                                              2,195,133       3,298,643
                                                                                             ------------    ------------

CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                         36,690,000      36,690,000
                                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding                                                 --              --
     Common stock, $.001 par value; 25,000,000
         shares authorized; 11,483,226 and 11,435,244 shares
         issued; 11,483,160 and 11,427,554 shares outstanding                                      11,483          11,435
     Additional paid-in capital                                                                74,918,832      74,495,672
     Treasury stock, 66 and 7,690 shares, at cost                                                    (694)        (80,846)
     Accumulated other comprehensive loss                                                      (1,615,290)     (1,696,010)
     Accumulated deficit                                                                      (65,395,136)    (58,060,090)
                                                                                             ------------    ------------
         Total shareholders' equity                                                             7,919,195      14,670,161
                                                                                             ------------    ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 46,804,328    $ 54,658,804
                                                                                             ============    ============


              See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                            2000            1999
                                                        ------------    ------------
REVENUE:
 Net sales and royalties                                $  1,663,336    $  1,322,384
 Contract research and development revenue                   222,278         186,099
 Sale of marketing rights and milestone revenue               40,000          25,000
                                                        ------------    ------------
           Total revenue                                   1,925,614       1,533,483
                                                        ------------    ------------

OPERATING EXPENSES:
 Cost of goods sold                                          663,860         245,736
 Research and development                                  3,609,631       4,751,374
 Administrative and marketing                              1,187,401         949,586
                                                        ------------    ------------
           Total operating expenses                        5,460,892       5,946,696
                                                        ------------    ------------
LOSS FROM OPERATIONS                                      (3,535,278)     (4,413,213)
                                                        ------------    ------------

OTHER (EXPENSE) INCOME:
 Investment income                                           373,752         746,456
 Interest expense                                           (646,603)       (776,490)
 Other                                                        39,400          16,200
                                                        ------------    ------------
           Net other (expense) income                       (233,451)        (13,834)

LOSS BEFORE EXTRAORDINARY ITEM                            (3,768,729)     (4,427,047)

Extraordinary gain on extinguished debt                           --         267,590
                                                        ------------    ------------
NET LOSS                                                $ (3,768,729)   $ (4,159,457)
                                                        ============    ============

Basic and diluted earnings per common share:

Loss before extraordinary item                          $       (.33)   $       (.39)
Extraordinary item                                                --             .02
                                                        ------------    ------------

Net loss                                                $       (.33)   $       (.37)
                                                        ============    ============

Basic and diluted weighted average common shares
outstanding                                               11,463,355      11,315,520
                                                        ============    ============


              See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                            2000            1999
                                                        ------------    ------------
REVENUE:
 Net sales and royalties                                $  2,820,652    $  2,551,103
 Contract research and development revenue                   760,150         468,664
 Sale of marketing rights and milestone revenue              105,000          25,000
                                                        ------------    ------------
           Total revenue                                   3,685,802       3,044,767
                                                        ------------    ------------

OPERATING EXPENSES:
 Cost of goods sold                                        1,123,084         947,951
 Research and development                                  7,330,384       8,310,626
 Administrative and marketing                              2,211,568       1,731,834
                                                        ------------    ------------
           Total operating expenses                       10,665,036      10,990,411
                                                        ------------    ------------
LOSS FROM OPERATIONS                                      (6,979,234)     (7,945,644)
                                                        ------------    ------------

OTHER (EXPENSE) INCOME:
 Investment income                                           888,038       1,510,122
 Interest expense                                         (1,296,460)     (1,569,975)
 Other                                                        78,122          64,240
                                                        ------------    ------------
           Net other (expense) income                       (330,300)          4,387

LOSS BEFORE EXTRAORDINARY ITEM                            (7,309,534)     (7,941,257)
Extraordinary gain on extinguished debt                           --       1,034,889
                                                        ------------    ------------
NET LOSS                                                $ (7,309,534)   $ (6,906,368)
                                                        ============    ============

Basic and diluted earnings per common share:

Loss before extraordinary item                          $       (.64)   $       (.70)
Extraordinary item                                                --             .09

                                                        ------------    ------------
Net loss                                                $       (.64)   $       (.61)

                                                        ============    ============
Basic and diluted weighted average common shares          11,457,533      11,271,180
outstanding
                                                        ============    ============


              See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                                                      Accumulated
                                                            Additional                   Other                          Total
                                        Common Stock         Paid-in      Treasury   Comprehensive   Accumulated    Shareholders'
                                       Shares     Amount      Capital       Stock        Loss          Deficit         Equity
                                    -----------  --------  ------------   ---------  -------------  -------------   -------------
Balance, December 31, 1999           11,427,554  $ 11,435  $ 74,495,672   $ (80,846) $  (1,696,010) $ (58,060,090)  $  14,670,161
Comprehensive loss:

  Net loss                                   --        --            --          --             --     (7,309,534)     (7,309,534)
  Other comprehensive loss:
   - Foreign currency translation
      Adjustments - cumulative               --        --            --          --         (3,089)            --          (3,089)
   - Unrealized gain on
      Investments                            --        --            --          --         83,809             --          83,809
                                                                                                                    --------------
Net comprehensive loss                                                                                                 (7,228,814)
Exercise of stock options                29,185        23       177,178      68,335             --        (23,615)        221,921
Issuance of employee stock
    purchase plan                         2,617         1        13,386      11,817             --         (1,897)         23,307
Issuance of restricted stock             23,804        24       232,596          --             --             --         232,620
                                    -----------  --------  ------------   ---------  -------------   ------------    -------------
Balance, June 30, 2000               11,483,160  $ 11,483  $ 74,918,832   $    (694) $  (1,615,290)  $(65,395,136)   $  7,919,195
                                    ===========  ========  ============   =========  =============   ============    =============



              See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                                                  2000            1999
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                    $ (7,309,534)   $ (6,906,368)
  Adjustments to reconcile net (loss) to net cash (used in)
     operating activities:
        Depreciation                                                               534,735         514,570
        Amortization                                                               585,082         364,877
        Loss on sale of property, plant and equipment                                5,447          23,643
        Compensation - restricted stock                                             75,620              --
        Loss on sale of marketable securities                                      171,583          11,750
        Extraordinary gain on extinguishment of debt                                    --      (1,034,889)
        Write-off of obsolete patents                                                   --           2,345
     Net changes in operating assets and liabilities:
        Accounts receivable                                                     (1,521,309)      4,877,574
        Interest receivable                                                        132,747         (73,832)
        Inventories                                                               (496,645)        340,161
        Prepaid expenses and deposits                                             (636,979)        (49,341)
        Accounts payable - trade                                                (1,070,472)       (464,124)
        Interest payable                                                            (3,517)        (44,012)
        Accrued salaries and payroll taxes                                          16,239          56,282
        Other accrued liabilities                                                  (50,760)       (123,860)
        Deferred revenue                                                             5,000        (127,085)
                                                                              ------------    ------------
                   Net cash provided by (used in) operating activities          (9,562,763)     (2,632,309)
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                              (278,593)       (739,249)
        Investments in intangible assets                                          (112,867)        (54,324)
        Proceeds from sale of property, plant and equipment                             25          25,125
        Proceeds from sale of marketable securities                              7,402,545       2,488,250
        Proceeds from maturity of marketable securities                                 --       8,617,826
        Investment in marketable securities                                       (203,049)    (19,375,807)
                                                                              ------------    ------------
                   Net cash provided by (used in) investing activities           6,808,061      (9,038,179)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                     402,229         509,929
        Extinguished convertible long-term debt                                         --      (4,285,000)
                                                                              ------------    ------------
                   Net cash provided by (used in) financing activities             402,229      (3,775,071)
                                                                              ------------    ------------

                                                                              ------------    ------------
NET EFFECT OF EXCHANGE RATE ON CASH                                                 (3,089)             --
                                                                              ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (2,355,562)    (15,445,559)
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   3,021,869      18,556,641
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    666,307    $  3,111,082
                                                                              ============    ============

              See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and subsidiaries, referred to herein as we, us or our, have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist of normal recurring accruals and intercompany elimination entries) for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

         On February 17, 2000, our wholly owned registered subsidiary, Atrix Laboratories GmbH, based in Frankfurt, Germany, commenced operations. Atrix Laboratories GmbH was organized to conduct our European operations. Currently, the subsidiary has three employees whose objective is to establish business relations with international distributors for the sale of ATRIDOX(R) upon mutual recognition of the product in key countries. Currently, the Germany subsidiary has received mutual recognition to distribute ATRIDOX(R) in 11 countries. The corresponding activity will be maintained in a subsidiary ledger using the Euro as its functional currency. The Company's wholly owned registered subsidiary, Atrix Laboratories Limited, based in London, England, and established in June 1999, will continue to sell the ATRIDOX(R) product in the United Kingdom. The corresponding activity is maintained in a subsidiary ledger using the British pound as its functional currency. The subsidiary financials were converted from Euro and British pounds to United States dollars prior to consolidation and all significant intercompany balances and transactions have been eliminated.

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The inventory components at June 30, 2000 and December 31, 1999, are as follows:


                                              June 30, 2000  December 31, 1999
                                              -------------  -----------------
                         Raw Materials        $   1,959,996  $       1,486,289
                         Work in Process            178,764            300,571
                         Finished Goods             220,407             75,662
                                              -------------  -----------------
                                              $   2,359,167  $       1,862,522
                                              =============  =================

NOTE 3.  PROPERTY, PLANT, AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range between three and forty years. Leasehold improvements are amortized over the remaining term of the related lease. The components of net property, plant and equipment are as follows:

                                                JUNE 30,    DECEMBER 31,
                                                  2000          1999
                                              ------------  ------------
    Land                                      $  1,071,018  $  1,071,018
    Building                                     3,576,884     3,573,695
    Leasehold improvements                         470,002       470,002
    Furniture & fixtures                           388,437       387,549
    Machinery                                    4,749,829     4,517,952
    Office equipment                               717,860       686,958
                                              ------------  ------------
         Total property, plant and equipment    10,974,030    10,707,174
    Accumulated depreciation and                (4,120,882)   (3,592,413)
    amortization
                                              ------------  ------------
        Property, plant and equipment, net    $  6,853,148  $  7,114,761
                                              ============  ============

         Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. Repairs and maintenance expense was approximately $134,000 and $122,000 for the six months ended June 30, 2000 and 1999, respectively.

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

NOTE 5.  CONVERTIBLE SUBORDINATED NOTES PAYABLE

         In November 1997, we issued $50,000,000 of convertible subordinated notes. These notes bear interest at the rate of 7% annually and are due in 2004. The notes are convertible, at the option of the holder, into our common stock, $0.001 par value, at any time prior to maturity, unless previously redeemed or repurchased at a conversion price of $19.00 per share, subject to adjustments in certain events. The notes are redeemable, in whole or in part, at our option on or after December 5, 2000. As of June 30, 2000 and December 31, 1999, $36,690,000 of these notes were outstanding.

NOTE 6.  TRANSLATION OF FOREIGN CURRENCIES

         Our primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate net assets at period-end exchange rates, while income and expense accounts are translated at average exchange rates in effect during the period. Adjustments resulting from these translations are reflected in stockholders' equity as cumulative foreign currency translation adjustments. Some of our transactions and transactions of our subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur. To date, the effect on income of such amounts has been immaterial. Sales by our foreign subsidiaries during the period ended June 30, 2000 were not material.

NOTE 7.  SUBSEQUENT EVENT

         In July 2000, Elan purchased shares of our common stock and a new series of our preferred stock, or Series A Stock, for aggregate proceeds of $5.0 million and $12.0 million, respectively. The Series A Stock is entitled to 7% annual dividends payable in shares of Series A Stock, is convertible into our common stock and has a liquidation preference over our common stock. We invested all of the proceeds of the Series A Stock issuance into our joint venture with Elan, for an 80.1% interest in the joint venture. Elan has the option to exchange the Series A Stock for 30.1% of our interest in the joint venture, which would result in each of us owning 50% of the joint venture. We also issued Elan a five-year warrant to acquire one million shares of our common stock for $18 per share and a six-year promissory note pursuant to which Elan may provide development funding to the joint venture. Any amounts drawn under the note will bear interest at 7% annually, can be converted into shares of our common stock at Elan's option and can be repaid at maturity, at our option, in cash or through the issuance of shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (i) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (ii) the results of current and future clinical trials; and
(iii) the time and expenses associated with the regulatory approval process for products. The success of our business operations is in turn dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market, our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under the heading "Risk Factors."

OVERVIEW

         The year 1998 marked a turning point for us with the market launch of our flagship product ATRIDOX(R) in September 1998 and the acquisition of ViroTex in November 1998. Prior to 1998, we devoted our efforts and resources primarily towards research and development of dental products without a significant product on the market to generate material revenues. Consequently, we sustained losses in each year of our operations prior to 1998. We realized a net profit in 1998 primarily as a result of earning $17 million in milestone revenue from Block Drug Company for the FDA approval and the subsequent market launch of ATRIDOX(R). The Block agreement provides for potential milestone payments totaling up to $50 million to us over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to the year 2000, we had recognized approximately $24.1 million in milestone revenue from Block. No Block milestone revenue has been recognized during the six months ended June 30, 2000.

         We are committed to expanding the sales of ATRIDOX(R) internationally, and in April 1999 we received our first European approval of ATRIDOX(R) from the Medicines Control Agency of the United Kingdom. We are pursuing the mutual recognition of ATRIDOX(R) in the European Union and in January 2000 received approval to market ATRIDOX(R) in 11 additional European countries. We recently received individual marketing authorizations in Italy, the Netherlands, Belgium, Finland and Ireland. Marketing authorizations in the six other countries are pending. We anticipate European sales of the product to commence in the third quarter of 2000. Additionally, we received marketing approval in Canada for ATRIDOX(R) in July 2000. Block's Canadian subsidiary will market ATRIDOX(R) and we will be entitled to receive royalties on sales and manufacturing margins.

         We shifted our research and development focus from dental to medical products in 1999. Significant resources were devoted to the research and development of Leuprogel(TM) our prostate cancer therapy incorporating the ATRIGEL(R) drug delivery system with leuprolide acetate, Atrisone(TM), our acne treatment using the SMP(TM) drug delivery system with topical dapsone and various medical products utilizing the BEMA(TM) drug delivery system acquired through the ViroTex acquisition. Our strategic goal is to devote substantial resources to our research and development efforts in the medical areas with the expectation of quickly moving products from the development stage through to commercialization. Research and development expenditures continued for existing and future dental products as well, including the ATRISORB(R)-DOXY GTR Barrier and ATRISORB(R)-DOXY Free Flow GTR Barrier products. We are developing the ATRISORB(R)-DOXY products, second-generation GTR barriers that combine the benefits of the ATRISORB(R) GTR Barrier products with the antibiotic doxycycline, for improved clinical outcomes following periodontal surgery. We completed the ATRISORB(R)-DOXY products Phase III human clinical trials in November 1999. In February 2000, we announced the filing for regulatory clearance of the ATRISORB(R)-DOXY products.

         Third-party agreements for contract manufacturing utilizing our state-of-the-art manufacturing facility and contract research and development activities utilizing our various patented drug delivery technologies provide additional sources of revenue. We have increased our efforts to engage in these third-party arrangements in the year 2000.

         In January 2000, we announced successful interim results in the ongoing Phase III human clinical trials pertaining to a 30-day prostate cancer therapy using our product Leuprogel(TM). Leuprogel(TM) combines our 30-day sustained release ATRIGEL(R) formulation with leuprolide acetate. In May 2000, we completed patient enrollment in the Leuprogel(TM) 30-day therapy Phase III clinical trial and anticipate completion of Phase III by the end of the year 2000. Depending upon the results of the Phase III clinical trials, we plan to submit a New Drug Application for the 30-day Leuprogel(TM) product to the FDA in the year 2001. We filed an Investigational New Drug application with the FDA in January 2000 for the 90-day sustained release Leuprogel(TM) prostate cancer product and in June 2000 we initiated patient enrollment.

         In April 2000, Pharmacia and Upjohn Company replaced Heska Corporation as our marketing partner for our PERIOceutic(R) product to treat periodontal disease in companion animals. Pharmacia and Upjohn Animal Health have assumed our existing license agreement with Heska. We will continue to manufacture the product.

         In April 2000, we submitted an Investigational New Drug application to the FDA for the use of our dapsone topical gel for the treatment of chronic itch associated with healed and healing burn wounds. Additionally, we initiated Phase II clinical trials on Atrisone(TM), our dapsone topical gel product for the treatment of moderate to severe acne. We announced in June 2000 that patient enrollment was completed sooner than anticipated for Atrisone(TM) Phase II clinical trials.

         We formed a joint venture with Elan Corporation, plc in July 2000 to develop and commercialize oncology and pain management products. As part of our agreements, Elan may provide funding to develop these compounds. Initially we are the majority owner of this joint venture. Additionally, Elan made equity investments in our company. This joint venture will use our patented BEMA and ATRIGEL(R) systems and Elan's nanoparticulate drug delivery technology to deliver compounds targeted for major unmet medical needs in oncology and pain management.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
         THREE MONTHS ENDED JUNE 30, 1999

         Total revenues for the three months ended June 30, 2000 were approximately $1,926,000 compared to approximately $1,533,000 for the three months ended June 30, 1999. The 26% increase was primarily due to an increase in contract manufacturing revenue as a result of additional agreements entered into with unaffiliated third parties.

         We had net sales of approximately $1,663,000 during the three months ended June 30, 2000 compared to approximately $1,322,000 for the three months ended June 30, 1999. The 26% increase in sales was primarily the result of continued sales growth of our dental products line and the addition of the contract manufacturing business.

         Contract research and development revenue represents revenue we received from grants and from unaffiliated third parties for performing contract research and development activities using our various patented drug delivery technologies and was approximately $222,000 for the three months ended June 30, 2000 compared to approximately $186,000 for the three months ended June 30, 1999, representing a 19% increase. This increase was primarily related to work on two research projects with two separate unaffiliated third parties.

         Cost of goods sold recorded for the three months ended June 30, 2000 was approximately $664,000 compared to approximately $246,000 for the three months ended June 30, 1999, representing a 170% increase. This increase in cost of sales is primarily related to contract manufacturing sales that currently carry a low margin as we start up this portion of our business.

         Research and development expenses for the three months ended June 30, 2000 were approximately $3,610,000 compared to approximately $4,751,000 for the three months ended June 30, 1999, representing a 24% decrease. This decrease was primarily the result of expenditures relating to our ATRIDOX(R) and ATRISORB(R)-DOXY GTR Barrier products in addition to the initial study costs for Atrisone(TM) and Leuprogel(TM) studies during the second quarter of 1999.

         Administrative and marketing expenses for the three months ended June 30, 2000 were approximately $1,187,000 compared to approximately $950,000 for the three months ended June 30, 1999, representing a 25% increase. The increase was primarily the result of increased expenditures associated with our foreign subsidiary, Atrix Laboratories GmbH, which commenced operations in February 2000.

         Investment income for the three months ended June 30, 2000 was approximately $374,000 compared to approximately $746,000 for the three months ended June 30, 1999, representing a 50% decrease. The decrease was primarily the result of a reduction in principal investments and a loss on sale of investments for the three months ended June 30, 2000.

         Interest expense for the three months ended June 30, 2000 was approximately $647,000 compared to approximately $776,000 for the three months ended June 30, 1999, representing a 17% decrease. The reduction in interest expense was primarily the result of our repurchase and retirement of $6,310,000 of our 7% convertible subordinated notes since the period ended June 30, 1999.

         In the three months ended June 30, 1999, we repurchased a total of $1,500,000, or 3%, of our outstanding 7% convertible subordinated notes for $1,233,000, which includes approximately $48,000 accrued interest paid. As a result, we recognized an extraordinary gain of approximately $268,000, net of deferred finance charges and accumulated amortization of approximately $47,000, for the three months ended June 30, 1999. As of June 30, 2000, $36,690,000 aggregate principal amount of these notes were outstanding.

         For the reasons described above, we recorded a net loss of approximately $3,769,000, or $0.33 per share, for the three months ended June 30, 2000 compared to a net loss of approximately $4,159,000, or $0.37 per share, for the three months ended June 30, 1999.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
         SIX MONTHS ENDED JUNE 30, 1999

         Total revenues for the six months ended June 30, 2000 were approximately $3,686,000 compared to approximately $3,045,000 for the six months ended June 30, 1999. The 21% increase was primarily due to an increase in contract manufacturing revenue as a result of additional agreements entered into with unaffiliated third parties.

         We had net sales of approximately $2,821,000 during the six months ended June 30, 2000 compared to approximately $2,551,000 for the six months ended June 30, 1999. The 11% increase in sales was primarily the result of continued sales growth of our dental products line and the addition of contract manufacturing business.

         Contract research and development revenue represents revenue we received from grants and from unaffiliated third parties for performing contract research and development activities using our various patented drug delivery technologies and was approximately $760,000 for the six months ended June 30, 2000 compared to approximately $469,000 for the six months ended June 30, 1999, representing a 62% increase. This increase was primarily related to work on two research projects with two separate unaffiliated third parties.

         Cost of goods sold recorded for the six months ended June 30, 2000 was approximately $1,123,000 compared to approximately $948,000 for the six months ended June 30, 1999, representing an 18% increase. This increase in cost of sales is primarily related to an increase in sales.

         Research and development expenses for the six months ended June 30, 2000 were approximately $7,330,000 compared to approximately $8,311,000 for the six months ended June 30, 1999, representing a 12% decrease. This decrease was primarily the result of expenditures relating to our ATRIDOX(R) and ATRISORB(R)-DOXY GTR Barrier products as well as the initial study costs for Atrisone(TM) and Leuprogel(TM) studies in the first half of 1999.

         Administrative and marketing expenses for the six months ended June 30, 2000 were approximately $2,212,000 compared to approximately $1,732,000 for the six months ended June 30, 1999, representing a 28% increase. This increase was primarily the result of increased expenditures associated with our foreign subsidiary, Atrix Laboratories GmbH, which commenced operations in February 2000.

         Investment income for the six months ended June 30, 2000 was approximately $888,000 compared to approximately $1,510,000 for the six months ended June 30, 1999, representing a 41% decrease. The decrease was primarily the result of a reduction in principal investments and a loss on sale of investments for the six months ended June 30, 2000.

         Interest expense for the six months ended June 30, 2000 was approximately $1,296,000 compared to approximately $1,570,000 for the six months ended June 30, 1999, representing a 17% decrease. The reduction in interest expense was primarily the result of our repurchase and retirement of $6,310,000 of our 7% convertible subordinated notes since the period ended June 30, 1999.

         In the six months ended June 30, 1999, we repurchased a total of $5,500,000, or 11%, of our outstanding 7% convertible subordinated notes for approximately $4,380,000, which includes approximately $95,000 accrued interest paid. As a result, we recognized an extraordinary gain of approximately $1,035,000, net of deferred finance charges and accumulated amortization of approximately $180,000. As of June 30, 2000, $36,690,000 aggregate principal amount of these notes were outstanding.

         For the reasons described above, we recorded a net loss of approximately $7,310,000, or $0.64 per share, for the six months ended June 30, 2000 compared to a net loss of approximately $6,906,000, or $0.61 per share, for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had cash and cash equivalents of approximately $666,000, marketable securities (at fair market value) of approximately $27,564,000 and other current assets of approximately $6,589,000 for total current assets of approximately $34,819,000. Current liabilities totaled approximately $2,195,000, which resulted in working capital of approximately $32,624,000.

         We have a revolving line of credit with a bank that expires in August 2000. Under the terms of the line of credit, we may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring us to maintain certain levels of net worth and liquidity. As of June 30, 2000, we had no outstanding balance under this line of credit.

         During the six months ended June 30, 2000, net cash used in operating activities was approximately $9,563,000. This was primarily the result of the net loss for the period of approximately $7,310,000, adjusted for certain non-cash expenses, and changes in operating assets and liabilities as set forth in the consolidated statement of cash flows.

         Net cash provided by investing activities was approximately $6,808,000 during the six months ended June 30, 2000, primarily as a result of the proceeds from the sale of marketable securities of approximately $7,403,000 for the purpose of funding operations.

         Net cash provided by financing activities was approximately $402,000 during the six months ended June 30, 2000, primarily as a result of the proceeds from issuance of common stock.

         Our long-term capital expenditure requirements will depend on numerous factors, including:

             o   the progress of our research and development programs,

             o the time required to file and process regulatory approval applications,

             o   the development of our commercial manufacturing facilities,

             o   our ability to obtain additional licensing arrangements, and

             o   the demand for our products.

         We expended approximately $279,000 for property, plant and equipment and approximately $113,000 for patent development in the six-month period ended June 30, 2000. We expect our capital expenditures to approximate $1,250,000 for the year ending December 31, 2000, which will be used primarily to complete the automation of our manufacturing facility and to upgrade laboratory equipment.

         In July 2000, Elan purchased shares of our common stock and a new series of our preferred stock, or Series A Stock, for aggregate proceeds of $5.0 million and $12.0 million, respectively. The Series A Stock is entitled to 7% annual dividends payable in shares of Series A Stock, is convertible into our common stock and has a liquidation preference over our common stock. We invested all of the proceeds of the Series A Stock issuance into our joint venture with Elan, for an 80.1% interest in the joint venture. Elan has the option to exchange the Series A Stock for 30.1% of our interest in the joint venture, which would result in each of us owning 50% of the joint venture. With the proceeds from its stock issuances to us and Elan, the joint venture licensed from Elan its nanoparticulate drug delivery technology. We also issued Elan a five-year warrant to acquire one million shares of our common stock for $18 per share and a six-year promissory note pursuant to which Elan may provide development funding to the joint venture. Any amounts drawn under the note will bear interest at 7% annually, can be converted into shares of our common stock at Elan's option and can be repaid at maturity, at our option, in cash or through the issuance of shares of our common stock.

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

RISK FACTORS

         In addition to the other information contained in this Report, we caution stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors include:

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

         o The ability to obtain, maintain and protect intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity.

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

         To perform a sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 2000. The fair values that result from these computations are compared with the fair values of these financial instruments at June 30, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at June 30, 2000 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our financial instruments by approximately $181,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our financial instruments by approximately $181,000 per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $7,483,000 at June 30, 2000, at variable interest rates. If interest rates were to increase or decrease 10%, the impact of such instruments on cash flows or earnings would not be material.

         The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities we own.

         The market price of the 7% convertible subordinated notes generally changes in parallel with the market price of our common stock. When our stock price increases, the price of these notes generally increases proportionally. Fair market price of the notes can be determined from quoted market prices, where available. The fair value of our long-term debt was estimated to be approximately $29,216,000 at June 30, 2000 and is lower than the carrying value by approximately $7,474,000. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in our weighted average long-term borrowing rate and a 1% decrease in quoted market prices, or approximately $734,000.

         Exchange Rate Risk. We face foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of our foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the period ended June 30, 2000 was not material. Based on our overall foreign currency rate exposure at June 30, 2000, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of the stockholders of the Company was held on May 8, 2000, in Fort Collins, Colorado, for the purpose of re-electing John E. Urheim, Sander A. Flaum and Dr. D. Walter Cohen to the Board of Directors as Class A directors, approving the adoption of the 2000 Incentive Stock Option Plan and ratifying the appointment of the Company's independent auditors.

         The following votes were cast by the stockholders with respect to the election of directors:

                                    Shares       Shares        Shares        Shares
                                     Voted       Voted         Voted         Voted         Broker
                                      For        Against      Withhold      Abstained     Non-Votes
                                  -----------    -------      --------      ---------     ---------
John E. Urheim                     10,106,175       0          620,717          0             0
Sander A. Flaum                    10,446,556       0          280,336          0             0
Dr. D. Walter Cohen                10,118,837       0          608,055          0             0

         The other directors whose term continues after the meeting are David R. Bethune, Dr. Richard Jackson, Dr. G. Lee Southard, C. Rodney O'Connor and H. Stuart Campbell.

         The following votes were cast by the stockholders with respect to the adoption of the 2000 Incentive Stock Option Plan.


                                    Shares       Shares        Shares        Shares
                                     Voted       Voted         Voted         Voted         Broker
                                      For        Against      Withhold      Abstained     Non-Votes
                                  -----------   ----------    --------      ---------     ---------
                                   4,353,879    1,163,912       0             84,295          0



         The following votes were cast by the stockholders with respect to the resolution to ratify the Board of Directors' selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000:



                                    Shares       Shares        Shares        Shares
                                     Voted       Voted         Voted         Voted         Broker
                                      For        Against      Withhold      Abstained     Non-Votes
                                  -----------    --------     --------      ---------     ---------
                                   10,564,658     103,108        0             59,126          0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         3.1      Amended and Restated Certificate of Incorporation(1)


         3.2      Seventh Amended and Restated Bylaws(2)


         4.1      Form of Common Stock Certificate(3)


         4.2 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder(4)


         4.3      Form of Note (included in Indenture, see Exhibit 4.2)


         4.4 Rights Agreement (including form of Right Certificate, as Exhibit A, the form of Summary of Rights, as Exhibit B)(5)

         4.5 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited(1)


         27.      Financial Data Schedule.*

    (b)  Reports on Form 8-K

         No reports on form 8-K were filed during the period ended June 30, 2000.





----------

*        Filed herewith.


(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.

(3) Incorporated by reference to Registrant's Annual Report on Form 10K for the 4 fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.

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


                                ATRIX LABORATORIES, INC.
                                (Registrant)


July 27, 2000                   By: /s/ David R. Bethune
                                    --------------------------------------------
                                    David R. Bethune
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer




July 27, 2000                   By: /s/ Brian G. Richmond
                                    --------------------------------------------
                                    Brian G. Richmond
                                    Vice President--Finance, and Assistant
                                    Secretary

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------
     3.1      Amended and Restated Certificate of Incorporation(1)


     3.2      Seventh Amended and Restated Bylaws(2)


     4.1      Form of Common Stock Certificate(3)


     4.2 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of
              California, N.A., as trustee thereunder(4)


     4.3      Form of Note (included in Indenture, see Exhibit 4.2)


     4.4      Rights Agreement (including form of Right Certificate, as
              Exhibit A, the form of Summary of Rights, as Exhibit B)(5)

     4.5 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited(1)

    27.       Financial Data Schedule.*


----------

*        Filed herewith

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3, file number 333-43191.

(3) Incorporated by reference to Registrant's Annual Report on Form 10K for the 4 fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.

(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission.

(5) Incorporated by reference to Registrant's Registration Statement on Form 8-A, file number 000-18231.