Form 10-Q
period 2000-09-30
ATRIX LABORATORIES INC
filed 2000-11-01
CIK 809875

================================================================================
                                                   SUBMITTED VIA EDGAR _________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of October 30, 2000 was 12,526,379.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                                          September 30,      December 31,
                                                                               2000              1999
                                                                          -------------      ------------

CURRENT ASSETS:
     Cash and cash equivalents                                             $  8,213,184      $  3,021,869
     Marketable securities available for sale, at fair market value          28,110,336        34,856,697
     Accounts receivable, net of allowance for doubtful accounts
            of $50,305 and $18,355                                            2,518,181         1,222,850
     Interest receivable                                                        341,612           562,318
     Inventories                                                              2,240,347         1,862,522
     Prepaid expenses and deposits                                            1,128,008           418,812
                                                                           ------------      ------------
         Total current assets                                                42,551,668        41,945,068
                                                                           ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, NET                                            6,740,132         7,114,761
                                                                           ------------      ------------
OTHER ASSETS:
     Intangible assets, net of accumulated amortization of $2,199,151
            and $1,477,698                                                    4,035,806         4,580,325
     Deferred finance costs, net of accumulated amortization of
            $577,281 and $430,007                                               851,634         1,018,650
                                                                           ------------      ------------
         Other assets, net                                                    4,887,440         5,598,975
                                                                           ------------      ------------
                 TOTAL ASSETS                                              $ 54,179,240      $ 54,658,804
                                                                           ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                              $  1,550,709      $  2,455,605
     Interest payable                                                           843,277           211,094
     Accrued salaries and payroll taxes                                         288,526           321,548
     Other accrued liabilities                                                  171,612           150,396
     Deferred revenue                                                           149,999           160,000
                                                                           ------------      ------------
         Total current liabilities                                            3,004,123         3,298,643
                                                                           ------------      ------------
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                       36,190,000        36,690,000
                                                                           ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 5,000,000 shares authorized                   --                --
         Series A preferred stock, $.001 par value, 200,000
             shares authorized and no shares issued or outstanding                   --                --
         Series A convertible exchangeable preferred stock, $.001
             par value, 20,000 shares authorized; 12,015 shares
             issued and outstanding.  Liquidation preference
             $12,185,514, $0                                                         12                --
     Common stock, $.001 par value; 25,000,000 shares authorized;
             12,461,887 and 11,435,244 shares issued; 12,461,887
             and 11,427,554 shares outstanding                                   12,462            11,435
     Additional paid-in capital                                              97,966,910        74,495,672
     Treasury stock, -0- and 7,690 shares, at cost                                   --           (80,846)
     Accumulated other comprehensive loss                                    (1,181,218)       (1,696,010)
     Accumulated deficit                                                    (81,813,049)      (58,060,090)
                                                                           ------------      ------------
         Total shareholders' equity                                          14,985,117        14,670,161
                                                                           ------------      ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 54,179,240      $ 54,658,804
                                                                           ============      ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                           2000              1999
                                                       ------------      ------------
REVENUE:
 Net sales and royalties                               $  1,767,564      $  1,250,017
 Contract research and development revenue                  347,934           311,727
 Sale of marketing rights and milestone revenue             150,000                --
                                                       ------------      ------------
           Total revenue                                  2,265,498         1,561,744
                                                       ------------      ------------

OPERATING EXPENSES:
 Cost of goods sold                                         810,416           591,563
 Research and development                                 4,575,479         3,237,183
 Administrative and marketing                             1,058,186         1,569,688
                                                       ------------      ------------
           Total operating expenses                       6,444,081         5,398,434
                                                       ------------      ------------
LOSS FROM OPERATIONS                                     (4,178,583)       (3,836,690)
                                                       ------------      ------------

OTHER (EXPENSE) INCOME:
 Equity in loss of joint venture                        (12,035,025)               --
 Investment income                                          522,672           698,385
 Interest expense                                          (644,800)         (780,147)
 Other                                                        9,002             9,173
                                                       ------------      ------------
           Net other (expense) income                   (12,148,151)          (72,589)

LOSS BEFORE EXTRAORDINARY ITEM                          (16,326,734)       (3,909,279)
Extraordinary gain on extinguished debt                      79,906                --
                                                       ------------      ------------
Net loss                                               $(16,246,828)     $ (3,909,279)
Accretion of dividend on preferred stock                   (170,514)               --
                                                       ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCK                    $(16,417,342)     $ (3,909,279)
                                                       ============      ============

Basic and diluted earnings per common share:
Loss before extraordinary item                         $      (1.36)     $       (.34)
Extraordinary item                                              .01                --
                                                       ------------      ------------
Net loss                                               $      (1.35)     $       (.34)
Accretion of dividend on preferred stock                       (.01)               --
                                                       ------------      ------------
Net loss applicable to common stock                    $      (1.36)     $       (.34)
                                                       ============      ============
Basic and diluted weighted average common shares
 outstanding                                             12,097,565        11,359,748
                                                       ============      ============



               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                           2000              1999
                                                       ------------      ------------
REVENUE:
 Net sales and royalties                               $  4,587,785      $  3,801,117
 Contract research and development revenue                1,108,084           805,391
 Sale of marketing rights and milestone revenue             255,000                --
                                                       ------------      ------------
           Total revenue                                  5,950,869         4,606,508
                                                       ------------      ------------

OPERATING EXPENSES:
 Cost of goods sold                                       1,933,261         1,539,510
 Research and development                                11,904,657        11,548,189
 Administrative and marketing                             3,271,036         3,301,234
                                                       ------------      ------------
           Total operating expenses                      17,108,954        16,388,933
                                                       ------------      ------------
LOSS FROM OPERATIONS                                    (11,158,085)      (11,782,425)
                                                       ------------      ------------

OTHER (EXPENSE) INCOME:
 Equity in loss of joint venture                        (12,035,025)               --
 Investment income                                        1,410,712         2,220,257
 Interest expense                                        (1,941,260)       (2,350,121)
 Other                                                       87,124            61,664
                                                       ------------      ------------
           Net other (expense) income                   (12,478,449)          (68,200)

LOSS BEFORE EXTRAORDINARY ITEM                          (23,636,534)      (11,850,625)
Extraordinary gain on extinguished debt                      79,906         1,034,889
                                                       ------------      ------------
Net loss                                               $(23,556,628)     $(10,815,736)
Accretion of dividend on preferred stock                   (170,514)               --
                                                       ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCK                    $(23,727,142)     $(10,815,736)
                                                       ============      ============
Basic and diluted earnings per common share:
Loss before extraordinary item                         $      (2.03)     $      (1.05)
Extraordinary item                                              .01               .09
                                                       ------------      ------------
Net loss                                               $      (2.02)     $       (.96)
Accretion of dividend on preferred stock                       (.01)               --
                                                       ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCK                    $      (2.03)     $       (.96)
                                                       ============      ============
Basic and diluted weighted average common shares
 outstanding                                             11,672,434        11,301,027
                                                       ============      ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                                                                Additional
                                                 Preferred Stock                     Common Stock                Paid-in
                                             Shares            Amount           Shares           Amount          Capital
                                          ------------      ------------     ------------     ------------     ------------
Balance, December 31, 1999                          --      $         --       11,427,554     $     11,435     $ 74,495,672
Comprehensive loss:
     Net loss                                       --                --               --               --               --
     Other comprehensive loss:
     - Foreign currency translation
           Adjustments - cumulative                 --                --               --               --               --
     - Unrealized gain on
           Investments                              --                --               --               --               --

Net comprehensive loss
Issuance of Series A
  Convertible Exchangeable
  Preferred Stock to Elan                       12,015                12               --               --       12,014,988
Accretion on preferred stock                        --                --               --               --          170,514
Issuance of common stock
  and warrants to Elan                              --                --          442,478              442        4,999,558
Issuance of common stock
  to Pfizer                                         --                --          447,550              448        4,999,552
Exercise of stock options                           --                --           90,177               84          703,194
Exercise of non-qualified stock
    options                                         --                --            4,480                4           29,698
Issuance for employee stock
    purchase plan                                   --                --            8,707                8           73,330
Issuance of restricted stock                        --                --           40,941               41          480,404
                                          ------------      ------------     ------------     ------------     ------------
Balance, September 30, 2000                     12,015      $         12       12,461,887     $     12,462     $ 97,966,910
                                          ============      ============     ============     ============     ============

                                                             Accumulated
                                                               Other                               Total
                                           Treasury         Comprehensive     Accumulated       Shareholders'
                                             Stock              Loss            Deficit            Equity
                                          ------------      -------------     ------------      -------------
Balance, December 31, 1999                $    (80,846)     $ (1,696,010)     $(58,060,090)     $ 14,670,161
Comprehensive loss:
     Net loss                                       --                --       (23,727,142)      (23,727,142)
     Other comprehensive loss:
     - Foreign currency translation
           Adjustments - cumulative                 --            (8,108)               --            (8,108)
     - Unrealized gain on
           Investments                              --           522,900                --           522,900
                                                                                                ------------
Net comprehensive loss                                                                           (23,212,350)
Issuance of Series A
  Convertible Exchangeable
  Preferred Stock to Elan                           --                --                --        12,015,000
Accretion on preferred stock                        --                --                --           170,514
Issuance of common stock
  and warrants to Elan                              --                --                --         5,000,000
Issuance of common stock
  to Pfizer                                         --                --                --         5,000,000
Exercise of stock options                       69,029                --           (23,920)          748,387
Exercise of non-qualified stock
    options                                         --                --                --            29,702
Issuance for employee stock
    purchase plan                               11,817                --            (1,897)           83,258
Issuance of restricted stock                        --                --                --           480,445
                                          ------------      ------------      ------------      ------------
Balance, September 30, 2000               $         --      $ (1,181,218)     $(81,813,049)     $ 14,985,117
                                          ============      ============      ============      ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                                 2000              1999
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stock                                        $(23,727,142)     $(10,815,736)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
        Accretion of dividend on preferred stock                                  170,514                --
        Depreciation                                                              804,931           793,721
        Amortization                                                              859,245           666,398
        Equity in loss of joint venture                                        12,035,025                --
        (Gain) loss on sale of property, plant and equipment                       (7,555)           26,365
        Compensation - restricted stock                                            75,620           371,250
        Loss on sale of marketable securities                                     171,583            11,750
        Extraordinary gain on extinguishment of debt                              (79,906)       (1,034,889)
        Write-off of obsolete patents                                               2,656             2,345
     Net changes in operating assets and liabilities:
        Accounts receivable                                                    (1,309,722)        4,492,080
        Interest receivable                                                       220,706           153,369
        Inventories                                                              (390,105)          535,162
        Prepaid expenses and deposits                                            (709,463)         (143,579)
        Accounts payable - trade                                                 (758,792)         (232,325)
        Short-term debt                                                                --         1,000,000
        Interest payable                                                          632,183           714,674
        Accrued salaries and payroll taxes                                        (32,374)           58,405
        Other accrued liabilities                                                  22,424          (152,609)
        Deferred revenue                                                          (10,001)         (150,212)
                                                                             ------------      ------------
                   Net cash used in operating activities                      (12,030,173)       (3,703,831)
                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in unconsolidated joint venture                            (12,035,025)               --
        Acquisition of property, plant and equipment                             (444,034)       (1,077,303)
        Acquisition of leasehold improvements                                          --            (3,743)
        Investments in intangible assets                                         (157,193)         (165,615)
        Proceeds from sale of property, plant and equipment                        20,025            28,625
        Proceeds from sale of marketable securities                             7,402,545         3,488,250
        Proceeds from maturity of marketable securities                                --         9,035,713
        Investment in marketable securities                                      (310,136)      (19,468,288)
                                                                             ------------      ------------
                   Net cash used in investing activities                       (5,523,818)       (8,162,361)
                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of equity securities                            23,281,172           697,493
        Extinguished convertible long-term debt                                  (408,000)       (4,285,000)
                                                                             ------------      ------------
                   Net cash provided by (used in) financing activities         22,873,172        (3,587,507)
                                                                             ------------      ------------

NET EFFECT OF EXCHANGE RATE ON CASH                                              (127,866)           (3,920)
                                                                             ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            5,191,315       (15,457,619)
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,021,869        18,556,641
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  8,213,184      $  3,099,022
                                                                             ============      ============

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

         On February 17, 2000, our wholly owned registered subsidiary, Atrix Laboratories GmbH, based in Frankfurt, Germany, commenced operations. Atrix Laboratories GmbH was organized to conduct our European operations. Currently, the subsidiary has three employees whose objective is to establish business relations with international distributors for the sale of ATRIDOX(R) upon mutual recognition of the product in key countries. The corresponding activity will be maintained in a subsidiary ledger using the Euro as its functional currency. Our wholly owned registered subsidiary, Atrix Laboratories Limited, based in London, England, and established in June 1999, will continue to sell the ATRIDOX(R) product in the United Kingdom. Atrix Laboratories Limited has received mutual recognition to distribute ATRIDOX(R) in 11 countries. We recently received individual marketing authorizations in Belgium, Finland, France, Greece, Ireland, Italy and the Netherlands. Marketing authorizations in four other countries are pending. The corresponding activity is maintained in a subsidiary ledger using the British pound as its functional currency. The subsidiary financials were converted from Euro and British pounds to United States dollars prior to consolidation and all significant intercompany balances and transactions have been eliminated.

         In July 2000, we formed Atrix Newco Ltd., a joint venture, with Elan Corporation, plc. The joint venture was organized to develop and commercialize oncology and pain management products. We are the majority-owner of Atrix Newco, Ltd. with an 80.1% equity ownership. The purpose of this joint venture is to use our patented ATRIGEL(R) and BEMA(TM) drug delivery systems and Elan's nanoparticulate drug delivery technology to deliver compounds targeted for major unmet medical needs in oncology and pain management.

NOTE 2. INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The inventory components at September 30, 2000 and December 31, 1999, are as follows:

                                        September 30, 2000     December 31, 1999
                                        ------------------     -----------------
                  Raw Materials                 $1,744,406            $1,486,289
                  Work in Process                  202,653               300,571
                  Finished Goods                   293,288                75,662
                                                ----------            ----------
                                                $2,240,347            $1,862,522
                                                ==========            ==========

NOTE 3. PROPERTY, PLANT, AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range between three and forty years. Leasehold improvements are amortized over the remaining term of the related lease. The components of net property, plant and equipment are as follows:

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2000              1999
                                                           -------------     ------------
         Land                                              $  1,071,018      $  1,071,018
         Building                                             3,604,982         3,573,695
         Leasehold improvements                                 470,002           470,002
         Furniture & fixtures                                   388,262           387,549
         Machinery                                            4,818,849         4,517,952
         Office equipment                                       741,031           686,958
                                                           ------------      ------------
              Total property, plant and equipment            11,094,144        10,707,174
         Accumulated depreciation and
          amortization                                       (4,354,012)       (3,592,413)
                                                           ------------      ------------
             Property, plant and equipment, net            $  6,740,132      $  7,114,761
                                                           ============      ============

         Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. Repairs and maintenance expense was approximately $201,000 and $196,000 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 4. NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings. Stock options, warrants outstanding and their equivalents are included in earnings per share computations through the treasury stock method unless they are antidilutive or exercise cannot take place within five years. Convertible securities are included in earnings per share computations through the "if converted" method unless they are antidilutive. For the periods presented, the effect of assuming exercise of our outstanding warrants and conversion of our convertible subordinated notes are excluded from the earnings per share computations, since the effect would be antidilutive. The effect of assuming conversion of our Series A convertible preferred stock is excluded from the earnings per share computations, since the conversion option commences July 18, 2002. Additionally, since we did not draw any proceeds under the convertible promissory note agreement with Elan, there was no effect on our earnings per share computations pertaining to this convertible promissory note for the periods presented. The effect of assuming exercise of our stock options and equivalents is dilutive, however, diluted net income (loss) per share is not different from basic net income (loss) per common share for the periods presented.

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

         During the nine-month period ended September 30, 2000, we repurchased a total of $500,000, or 1%, of our outstanding 7% convertible subordinated notes for approximately $415,000, which includes approximately $7,000 accrued interest paid. As a result, we recognized an extraordinary gain of approximately $80,000, net of deferred finance charges and accumulated amortization of approximately $12,000. As of September 30, 2000, $36,190,000 of these notes were outstanding.

NOTE 6. TRANSLATION OF FOREIGN CURRENCIES

         Our primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate net assets at period-end exchange rates. Revenue and expenses are translated at average exchange rates in effect during the period. Translation adjustments resulting from these translations are included in stockholders' equity other comprehensive loss as cumulative foreign currency translation adjustments. Some of our transactions and transactions of our subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in other income or expense as they occur. To date, the effect on income of such amounts has been immaterial. Sales by our foreign subsidiaries during the period ended September 30, 2000 were not material.

NOTE 7. JOINT VENTURE

         On July 18, 2000, we formed a joint venture named Atrix Newco, Ltd. with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc. Newco is a Bermuda limited company and is initially owned 80.1% by us and 19.9% by Elan. Newco's purpose is to develop and commercialize oncology and pain management products. In a related transaction, Elan purchased 12,015 shares of our Series A convertible exchangeable preferred stock on July 18, 2000 for $12,015,000. See Note 8. We used the proceeds of the preferred stock sale to purchase 6,000 shares of Newco's common stock and 3,612 shares of Newco's preferred stock to fund our share of Newco's initial capitalization. Elan may also loan us up to $8,010,000 to support our share of the joint venture's research and development costs pursuant to a convertible promissory note issued by us to Elan. See Note 9. Elan purchased 442,478 shares of our common stock for $5,000,000 and we issued Elan a five-year warrant to purchase up to 1,000,000 shares of our common stock for $18 per share in conjunction with the formation of our joint venture. See note 8. Under the terms of the related agreements, Newco paid $15,000,000 to Elan in July 2000 for a license giving Newco exclusive rights to use Elan's nanoparticulate drug delivery technology. While we own 80.1% of the outstanding common stock of Newco, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in Emerging Issues Task Force Bulletin 96-16. Accordingly, we will not consolidate the financial statements of Newco, but will instead account for our investment in Newco under the equity method of accounting. During the quarter ended September 30, 2000, we recognized no contract revenues for research and development activity performed for Newco. Newco, for the quarter ended September 30, 2000, had a net loss of $15,025,000 reflecting a one-time charge to research and development expense of $15,000,000 for a license fee paid by Newco to Elan for exclusive access to Elan's nanoparticulate drug delivery technology.

NOTE 8. SHAREHOLDERS' EQUITY

Series A Convertible Exchangeable Preferred Stock

         In July 2000, Elan purchased 12,015 shares of our Series A convertible exchangeable preferred stock for $12,015,000 in conjunction with the formation of Newco. See Note 7. This preferred stock bears an annual dividend of 7%, accruing semi-annually and payable by the issuance of additional shares of preferred stock. This preferred stock is convertible at any time after July 2002, at Elan's option, into our common stock at a price equivalent to $18.00 per share, subject to weighted average anti-dilution adjustment. Additionally, in the event of a merger or consolidation of Atrix or a sale of our common stock in an underwritten public offering, we have the option to convert the Series A preferred stock into our common stock. As of September 30, 2000 we had accrued dividends of approximately $171,000. Alternatively, Elan has an option to exchange this preferred stock for a 30.1% interest in Newco, increasing Elan's ownership in Newco to 50% and decreasing our ownership in Newco to 50%. This exchange option, if exercised within the first two years of formation of the joint venture, provides that the preferred stock will be exchanged for non-voting convertible preferred stock of Newco. This exchange right will terminate if the preferred stock is converted into our common stock, unless we cause this conversion. The Series A preferred stock must be redeemed by us in July 2006 for either cash or shares of our common stock, as we may choose, in an amount or value equal to the liquidation preference.

Warrants

         In July 2000, we issued a five-year warrant to purchase up to 1,000,000 shares of our common stock to Elan in conjunction with the formation of our joint venture. See Note 7. The warrant expires in July 2005 and may be exercised for $18.00 per share.

NOTE 9. PROMISSORY NOTE

         In July 2000, Elan and our company formed Newco, a joint venture to develop and commercialize oncology and pain management products. See Note 7. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8,010,000 under a convertible promissory note agreement in support of our 80.1% share of Newco's research and development costs. The note has a six-year term, will accrue interest at 7% per annum, compounded semi-annually and added to principal, and is convertible at Elan's option into our common stock at a $14.60 conversion price. The note also allows us to convert this debt into our common stock at the prevailing market price at maturity. As of September 30, 2000, we had not drawn any amounts under the note.

NOTE 10. PENDING LEGAL ACTION

         Several disputes exist with Block Drug Company concerning product pricing and the payment of milestone revenue. We initiated legal action to resolve the product pricing dispute. In addition, we believe that pursuant to our agreement with Block, milestone revenue of $1,000,000 for the FDA approval of our ATRISORB(R)-DOXY Barrier product was earned during the three months ended September 30, 2000, but will not be recognized unless and until the dispute with Block is resolved in our favor. Pursuant to our agreement with Block, we will be entitled to additional milestone revenue of $2,000,000 upon Block's first commercial sale of the ATRISORB(R)-DOXY Barrier product in the United States. The Block agreement provides that the first commercial sale of this product in the U.S. must occur within 120 days after FDA approval, subject to certain conditions which have been satisfied. We intend to vigorously pursue our right to these milestone payments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (i) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (ii) the results of current and future clinical trials;
(iii) the time and expenses associated with the regulatory approval process for products; (iv) the safety and effectiveness of our products and technologies;
(v) the timing of new product launches; and (vi) expected future additional equity losses for Newco. The success of our business operations is in turn dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market, our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under the heading "Risk Factors."

OVERVIEW

         We are working actively to establish our five safe and effective, patented drug delivery technologies in diverse new products developed in-house and through partnerships with global pharmaceutical and biotechnology companies. Our drug delivery systems deliver controlled amounts of drugs in time frames ranging from minutes to months - to address a range of therapeutic and patient needs. Our ATRIGEL(R) system may provide benefits over traditional methods of drug administration such as: safety, broadly applicable, site-specific, systemic, customized release rates, biodegradability and ease of application.

         We commenced the market launch of our flagship periodontal disease treatment product ATRIDOX(R) in September 1998. Prior to 1998, we devoted our efforts and resources primarily towards research and development of dental products without a significant product on the market to generate material revenues. We realized a net profit for the first time in 1998 primarily as a result of earning $17 million in milestone revenue from Block Drug, our marketing partner for our ATRIDOX(R) and ATRISORB(R) products, for the FDA approval and the subsequent market launch of ATRIDOX(R). The Block agreement provides for potential milestone payments totaling up to $50 million to us over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to the year 2000, we had recognized approximately $24.1 million in milestone revenue from Block. No Block milestone revenue has been recognized during the nine months ended September 30, 2000.

         Several disputes exist with Block Drug Company concerning product pricing and the payment of milestone revenue. We initiated legal action to resolve the product pricing dispute. In addition, we believe that pursuant to our agreement with Block, milestone revenue of $1,000,000 for the FDA approval of our ATRISORB(R)-DOXY Barrier product was earned during the THREE MONTHS ended September 30, 2000, but will not be recognized unless and until the dispute with Block is resolved in our favor. Pursuant to our agreement with Block, we will be entitled to additional milestone revenue of $2,000,000 upon Block's first commercial sale of the ATRISORB(R)-DOXY Barrier product in the United States. The Block agreement provides that the first commercial sale of this product in the U.S. must occur within 120 days after FDA approval, subject to certain conditions which have been satisfied. We intend to vigorously pursue our right to these milestone payments.

         We are committed to expanding the sales of ATRIDOX(R) internationally, and in April 1999 we received our first European approval of ATRIDOX(R) from the Medicines Control Agency of the United Kingdom. We are pursuing the mutual recognition of ATRIDOX(R) in the European Union and in January 2000 received approval to market ATRIDOX(R) in 11 additional European countries. We recently received individual marketing authorizations in Italy, the Netherlands, Belgium, Finland, Ireland, France and Greece. Marketing authorizations in four other countries are pending. We anticipate European sales of the product to commence in the fourth quarter of 2000. Additionally, we received marketing approval in Canada for ATRIDOX(R) in July 2000. Block's Canadian subsidiary will market ATRIDOX(R) and we are entitled to receive royalties on Canadian sales and manufacturing margins.

         We shifted our research and development focus from dental to medical products in 1999. We continue to devote significant resources to the research and development of Leuprogel(TM) and Atrisone(TM). Our strategic goal is to devote substantial resources to our research and development efforts in the medical areas with the expectation of quickly moving products from the development stage through to commercialization. We have recently added 18 compounds in various stages of preclinical development through partnerships with 12 different external companies. We also have approximately 8 different in-house projects in preclinical development. Because all of these projects are quite preliminary in nature, we cannot predict whether any of them will be successful. Research and development expenditures continued for existing and future dental products as well, including our recently FDA approved ATRISORB(R)-DOXY Barrier periodontal disease surgery product. The ATRISORB(R)-DOXY Barrier product is a second-generation GTR barrier that combines the benefits of the ATRISORB(R) GTR Barrier product with the antibiotic doxycycline and is designed to reduce microbial contamination at the periodontal surgical site. In September 2000, we announced that we had received FDA approval to market our ATRISORB(R)-DOXY Barrier product.

         Early in 2000, we announced that we achieved successful interim results with our Leuprogel(TM) 30-day prostate cancer treatment product in the ongoing Phase III human clinical trials. In May 2000, we completed patient enrollment in the Leuprogel(TM) 30-day therapy Phase III clinical trial and anticipate completion of Phase III by the end of the year 2000. Depending upon the results of the Phase III clinical trials, we plan to submit a New Drug Application for the 30-day Leuprogel(TM) product to the FDA in the year 2001. Due to our early success with our Leuprogel(TM) 30-day product, we submitted Investigational New Drug applications to the FDA for our 90-day and 120-day release versions of our Leuprogel(TM) products and in June 2000 we initiated patient enrollment in our 90-day product. Our Leuprogel(TM) product line may offer clinical advantages over existing treatments, since Leuprogel(TM) incorporates a smaller needle and is delivered subcutaneously, rather than the more painful intramuscular injection.

         Another market we have targeted is the treatment of acne, the most frequent condition seen by dermatologists. Our patented topical Solvent / Microparticle (SMP(TM)) delivery system allows for maximum delivery of the water insoluble antibiotic dapsone to acne lesions. Atrisone(TM) is currently in Phase II clinical trials for moderate to severe acne. Additionally, in April 2000, we submitted an Investigational New Drug application to the FDA for the use of Atrisone(TM) for the treatment of chronic itch associated with healed and healing burn wounds.

         We are forming strategic alliances with large pharmaceutical and biotechnology companies utilizing our various drug delivery systems. Such alliances include the formation of a joint venture, Atrix Newco, Ltd., with Elan Corporation, plc. Other significant strategic alliances include Pfizer Inc., Del Pharmaceuticals, and Pharmacia & Upjohn Company. Our joint venture with Elan Corporation, plc was formed with the purpose of developing and commercializing oncology and pain management products. We expect that the first compound to develop in our joint venture will be the opiate analgesic, fentanyl, using our BEMA(TM) drug delivery system for breakthrough cancer pain and management of chronic pain. As part of our agreement, Elan may provide funding to develop this and any future selected compounds. Initially, we are the majority-owner of this joint venture. Additionally,

Elan made equity investments in our company. This joint venture will use our patented BEMA(TM) and ATRIGEL(R) drug delivery systems and Elan's nanoparticulate drug delivery technology to deliver compounds targeted for major unmet medical needs in oncology and pain management.

         In August 2000, we executed a comprehensive research and worldwide licensing agreement with Pfizer Inc. to provide broad-based access to our proprietary drug delivery systems in the development of new products. Pfizer will provide funding to develop and commercialize their selected compounds using our patented drug delivery technologies. We retained manufacturing rights, and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement. Pfizer also purchased $5 million of our common stock as part of the agreement.

         In August 2000, we also entered into a collaboration, development and supply agreement with Geneva Pharmaceuticals, Inc. to conduct research and development activities on a collaborative basis to develop designated prescription generic dermatology products. Under the agreement, we will be responsible for validation, formulation, development and required clinical studies of selected products. Geneva will be responsible for market research and commercialization of the products. Geneva will reimburse us for a portion of the research and development expenses we incur and both parties will share in the net profits from the sale of the products.

         In September 2000, we announced the nationwide sales launch of Orajel(R) -Ultra Mouth Sore Medicine, a new over-the-counter oral care product based on our patented Mucocutaneous Absorptive Gel (MCA(TM)) drug delivery system. Under the terms of the agreement with our marketing partner, Del Pharmaceuticals Inc., we will receive a royalty on net sales. Additionally, we received a licensing fee of $150,000 from Del Pharmaceuticals in September 2000.

         Pharmacia and Upjohn Company replaced Heska Corporation in April 2000 as our marketing partner for our PERIOceutic(R) product to treat periodontal disease in companion animals. We will continue to manufacture the product.

         Third-party agreements for contract manufacturing utilizing our state-of-the-art manufacturing facility and contract research and development activities utilizing our five patented drug delivery technologies provide additional sources of revenue. We have increased our efforts to engage in these third-party arrangements in the year 2000.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues for the three months ended September 30, 2000 were approximately $2,265,000 compared to approximately $1,562,000 for the three months ended September 30, 1999. The 45% increase was primarily due to an increase in contract manufacturing revenue as a result of additional agreements entered into with unaffiliated third parties.

         We had net sales and royalties of approximately $1,768,000 during the three months ended September 30, 2000 compared to approximately $1,250,000 for the three months ended September 30, 1999. The 41% increase in sales was primarily the result of an increase in our contract manufacturing business with unaffiliated third parties.

         Contract research and development revenue represents revenue we received from grants and from unaffiliated third parties for performing contract research and development activities using our various patented drug delivery technologies and was approximately $348,000 for the three months ended September 30, 2000 compared to approximately $312,000 for the three months ended September 30, 1999, representing a 12% increase. This increase was primarily related to work on four research projects with three separate unaffiliated third parties.

         Sale of marketing rights and milestone revenue for the three months ended September 30, 2000 was $150,000 compared to $0 for the three months ended September 30, 1999. This increase was the result of a licensing fee from Del Pharmaceuticals for the licensing of our patented Mucocutaneous Absorptive Gel (MCA(TM)) drug delivery system used in Del Pharmaceutical's Orajel(R) -Ultra Mouth Sore Medicine.

         Several disputes exist with Block Drug Company concerning product pricing and the payment of milestone revenue. We initiated legal action to resolve the product pricing dispute. In addition, we believe that pursuant to our agreement with Block, milestone revenue of $1,000,000 for the FDA approval of our ATRISORB(R)-DOXY Barrier product was earned during the THREE MONTHS ended September 30, 2000, but will not be recognized unless and until the dispute with Block is resolved in our favor. Pursuant to our agreement with Block, we will be entitled to additional milestone revenue of $2,000,000 upon Block's first commercial sale of the ATRISORB(R)-DOXY Barrier product in the United States. The Block agreement provides that the first commercial sale of this product in the U.S. must occur within 120 days after FDA approval, subject to certain conditions which have been satisfied. We intend to vigorously pursue our right to these milestone payments.

         Cost of goods sold recorded for the three months ended September 30, 2000 was approximately $810,000 compared to approximately $592,000 for the three months ended September 30, 1999, representing a 37% increase. This increase in cost of sales is directly related to the increase in sales.

         Research and development expenses for the three months ended September 30, 2000 were approximately $4,575,000 compared to approximately $3,237,000 for the three months ended September 30, 1999, representing a 41% increase. This increase was primarily the result of expenditures relating to the development of our Leuprogel(TM) and Atrisone(TM) product lines.

         Administrative and marketing expenses for the three months ended September 30, 2000 were approximately $1,058,000 compared to approximately $1,570,000 for the three months ended September 30, 1999, representing a 33% decrease. The decrease was primarily the result of a fourth quarter 1999 restatement for compensation costs for the issuance of restricted stock to an executive of our company during the third quarter of 1999.

         We recognized a $12,035,000 loss for the three months ended September 30, 2000 for our 80.1% equity share in the loss of our Newco joint venture. Newco's losses for this period included a $15,000,000 non-cash July 2000 charge for an exclusive license to use Elan's nanoparticulate drug delivery technology and approximately $25,000 in accrued expenses attributable to Newco's formation. We expect to record additional equity losses for Newco in the fourth quarter of 2000 and for the foreseeable future.

         Investment income for the three months ended September 30, 2000 was approximately $523,000 compared to approximately $698,000 for the three months ended September 30, 1999, representing a 25% decrease. The decrease was primarily the result of reduced principal investment balances for the three months ended September 30, 2000.

         Interest expense for the three months ended September 30, 2000 was approximately $645,000 compared to approximately $780,000 for the three months ended September 30, 1999, representing a 17% decrease. The reduction in interest expense was primarily the result of our repurchase and retirement of $6,810,000 of our 7% convertible subordinated notes since the period ended September 30, 1999.

         During the three months ended September 30, 2000, we repurchased a total of $500,000, or 1%, of our outstanding 7% convertible subordinated notes for approximately $415,000, which includes approximately $7,000 accrued interest paid. As a result, we recognized an extraordinary gain of approximately $80,000, net of deferred finance charges and accumulated amortization of approximately $12,000. As of September 30, 2000, $36,190,000 of these notes were outstanding. There was no repurchase of our convertible notes during the three months ended September 30, 1999.

         We issued Series A convertible exchangeable preferred stock to Elan in July 2000 in connection with the formation of our joint venture with Elan. Related to this issuance, we recognized approximately $171,000 for accretion of dividend on preferred stock for the three months ended September 30, 2000 compared to $0 for the three months ended September 30, 1999.

         For the reasons described above, we recorded a net loss of approximately $16,417,000, or $1.36 per share, for the three months ended September 30, 2000 compared to a net loss of approximately $3,909,000, or $0.34 per share, for the three months ended September 30, 1999.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues for the nine months ended September 30, 2000 were approximately $5,951,000 compared to approximately $4,607,000 for the nine months ended September 30, 1999. The 29% increase was primarily due to an increase in contract manufacturing revenue as a result of additional agreements entered into with unaffiliated third parties.

         We had net sales of approximately $4,588,000 during the nine months ended September 30, 2000 compared to approximately $3,801,000 for the nine months ended September 30, 1999. The 21% increase in sales was primarily the result of an increase in our contract manufacturing business with unaffiliated third parties.

         Contract research and development revenue represents revenue we received from grants and from unaffiliated third parties for performing contract research and development activities using our various patented drug delivery technologies and was approximately $1,108,000 for the nine months ended September 30, 2000 compared to approximately $805,000 for the nine months ended September 30, 1999, representing a 38% increase. This increase was primarily related to work on four research projects with three separate unaffiliated third parties.

         Sale of marketing rights and milestone revenue for the nine months ended September 30, 2000 was approximately $255,000 compared to $0 for the nine months ended September 30, 1999. This increase was primarily the result of a licensing fee from Del Pharmaceuticals for the licensing of our patented Mucocutaneous Absorptive Gel (MCA(TM)) drug delivery system used in Del Pharmaceutical's Orajel(R) -Ultra Mouth Sore Medicine.

         Several disputes exist with Block Drug Company concerning product pricing and the payment of milestone revenue. We initiated legal action to resolve the product pricing dispute. In addition, we believe that pursuant to our agreement with Block, milestone revenue of $1,000,000 for the FDA approval of our ATRISORB(R)-DOXY Barrier product was earned during the THREE MONTHS ended September 30, 2000, but will not be recognized unless and until the dispute with Block is resolved in our favor. Pursuant to our agreement with Block, we will be entitled to additional milestone revenue of $2,000,000 upon Block's first commercial sale of the ATRISORB(R)-DOXY Barrier product in the United States. The Block agreement provides that the first commercial sale of this product in the U.S. must occur within 120 days after FDA approval, subject to certain conditions which have been satisfied. We intend to vigorously pursue our right to these milestone payments.

         Cost of goods sold recorded for the nine months ended September 30, 2000 was approximately $1,933,000 compared to approximately $1,540,000 for the nine months ended September 30, 1999, representing a 26% increase. This increase in cost of sales is primarily related to the increase in sales.

         Research and development expenses for the nine months ended September 30, 2000 were approximately $11,905,000 compared to approximately $11,548,000 for the nine months ended September 30, 1999, representing a 3% increase. This increase was primarily the result of approximately $2,667,000 additional expenditures relating to the development of our Leuprogel(TM) and Atrisone(TM) product lines for the nine months ended September 30, 2000 in comparison to the same period in 1999. This increase was offset by a reduction in our development expenditures for our dental product lines of approximately $2,404,000 for the nine months ended September 30, 2000 in comparison to the same period in 1999.

         Administrative and marketing expenses for the nine months ended September 30, 2000 were approximately $3,271,000 compared to approximately $3,301,000 for the nine months ended September 30, 1999.

         We recognized a $12,035,000 loss for the nine months ended September 30, 2000 for our 80.1% equity share in the loss of our Newco joint venture. Newco's losses for this period included a $15,000,000 non-cash July 2000 charge for an exclusive license to use Elan's nanoparticulate drug delivery technology and approximately $25,000 in accrued expenses attributable to Newco's formation. We expect to record additional equity losses for Newco in the fourth quarter of 2000 and for the foreseeable future.

         Investment income for the nine months ended September 30, 2000 was approximately $1,411,000 compared to approximately $2,220,000 for the nine months ended September 30, 1999, representing a 36% decrease. The decrease was primarily the result of reduced principal investment balances for the nine months and a loss on sale of investments for the nine months ended September 30, 2000 of approximately $172,000.

         Interest expense for the nine months ended September 30, 2000 was approximately $1,941,000 compared to approximately $2,350,000 for the nine months ended September 30, 1999, representing a 17% decrease. The reduction in interest expense was primarily the result of our repurchase and retirement of $6,810,000 of our 7% convertible subordinated notes since the period ended September 30, 1999.

         During the nine months ended September 30, 2000, we repurchased a total of $500,000, or 1%, of our outstanding 7% convertible subordinated notes for approximately $415,000, which includes approximately $7,000 accrued interest paid. As a result, we recognized an extraordinary gain of approximately $80,000, net of deferred finance charges and accumulated amortization of approximately $12,000. As of September 30, 2000, $36,190,000 of these notes were outstanding.

         During the nine months ended September 30, 1999, we repurchased a total of $5,500,000, or 11%, of our outstanding 7% convertible subordinated notes for approximately $4,380,000, which included approximately $95,000 accrued interest paid. As a result, we recognized an extraordinary gain of approximately $1,035,000 net of deferred finance charges and accumulated amortization of approximately $180,000.

         We issued Series A convertible exchangeable preferred stock to Elan in July 2000 in connection with the formation of our joint venture with Elan. Related to this issuance, we recognized approximately $171,000 for accretion of dividend on preferred stock for the nine months ended September 30, 2000 compared to $0 for the nine months ended September 30, 1999.

         For the reasons described above, we recorded a net loss of approximately $23,727,000, or $2.03 per share, for the nine months ended September 30, 2000 compared to a net loss of approximately $10,816,000, or $0.96 per share, for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had cash and cash equivalents of approximately $8,213,000, marketable securities (at fair market value) of approximately $28,110,000 and other current assets of approximately $6,229,000 for total current assets of approximately $42,552,000. Current liabilities totaled approximately $3,004,000, which resulted in working capital of approximately $39,548,000.

         We have a revolving line of credit with a bank that expires in August 2001. Under the terms of the line of credit, we may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring us to maintain certain levels of net worth and liquidity. As of September 30, 2000, we had no outstanding balance under this line of credit.

         In July 2000, Elan and our company formed Newco, a joint venture to develop and commercialize oncology and pain management products. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8,010,000 under a convertible promissory note agreement in support of our 80.1% share of Newco's research and development costs. The note has a six-year term, will accrue interest at 7% per annum, compounded semi-annually and added to principal, and is convertible at Elan's option into our common stock at a $14.60 conversion price. The note also allows us to convert this debt into our common stock at the prevailing market price at maturity. As of September 30, 2000, we had not drawn any amounts under the note.

         During the nine months ended September 30, 2000, net cash used in operating activities was approximately $12,030,000. This was primarily the result of the net loss for the period of approximately $23,727,000, adjusted for certain non-cash expenses, and changes in operating assets and liabilities as set forth in the consolidated statements of cash flows. $12,035,000 of the loss was a non-cash charge related to our 80.1% investment in Newco. Newco's losses in July 2000 included a $15,000,000 non-cash charge for an exclusive license to use Elan's nanoparticulate drug delivery technology.

         Net cash used in investing activities was approximately $5,524,000 during the nine months ended September 30, 2000, primarily as a result of our $12,015,000 non-cash investment in our joint venture with Elan. We funded the Newco joint venture with cash proceeds from our issuance of our Series A convertible exchangeable preferred stock to Elan for $12,015,000. Proceeds from the sale of marketable securities of approximately $7,403,000 were used for the purpose of funding operations.

         Net cash provided by financing activities was approximately $22,873,000 during the nine months ended September 30, 2000. Included in funds provided by financing was our $12,015,000 non-cash issuance of Series A preferred stock to Elan and approximately $5,000,000 common stock investment in our company from Elan pertaining to the formation of our joint venture with Elan. This preferred stock bears an annual dividend of 7%, accrued semi-annually and payable by the issuance of additional shares of preferred stock. Additionally, Pfizer made an initial $5,000,000 common stock investment in our company as part of our comprehensive research and worldwide licensing agreement with Pfizer in August 2000. We also used $415,000 cash during the nine months ended September 30, 2000 to repurchase a total of $500,000 of our outstanding 7% convertible subordinated notes.

         Our long-term capital expenditure requirements will depend on numerous factors, including:

                  o the progress of our research and development programs,

                  o the time required to file and process regulatory approval applications,

                  o the development of our commercial manufacturing facilities,

                  o our ability to obtain additional licensing arrangements, and

                  o        the demand for our products.

         We expended approximately $444,000 for property, plant and equipment and approximately $177,000 for patent development in the nine-month period ended September 30, 2000. We expect our capital expenditures to approximate $700,000 for the year ending December 31, 2000, which will be used primarily to complete the automation of our manufacturing facility and to upgrade laboratory equipment.

         We expect to continue to incur substantial expenditures for research and development, testing, regulatory compliance, market development in European countries, possible repurchases of our notes or common stock and to hire additional management, scientific, manufacturing and administrative personnel. We will also continue to expend a significant amount of funds in our ongoing clinical studies. Depending on the results of our research and development activities, we may determine to accelerate or expand our efforts in one or more proposed areas and may, therefore, require additional funds earlier than previously anticipated. Management believes that the existing cash and cash equivalent assets in addition to marketable security resources will be sufficient to fund our operations through 2001. However, we cannot assure you that underlying assumed levels of revenue and expense will prove accurate.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, we are required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 30, 2000. We do not believe SAB No. 101 will have a material impact on our financial statements.

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which was effective for all fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued. This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not completed our evaluation of the impact of this statement, and therefore we are unable to disclose the impact that adoption of SFAS No. 133 will have on our consolidated financial statements.

RISK FACTORS

         In addition to the other information contained in this Report, we caution stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of our company. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors include:

         o Delay, difficulty, or failure in obtaining regulatory approval or clearance to market additional products; including delays or difficulties in development because of insufficient proof of safety or efficacy.

         o Substantial manufacturing and marketing expenses to be incurred in the commercial launch of the ATRIDOX(R) and ATRISORB(R) products and commercializing future products.

         o Failure of corporate partners to develop or commercialize successfully our products or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between our company and such corporate partners.

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

         o Outcome of our disputes with Block, fees and expenses associated therewith and impact upon Block's marketing, sales and distribution of our products.

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

         o Product liability or other claims against us which may result in substantial damages or reduce demand for our products.

         o Cancellation or termination of material collaborative agreements (including the Block agreement) and the resulting loss of research or other funding, or marketing, sales and distribution capabilities.

         o Access to the pharmaceutical compounds necessary to successfully commercialize the ATRIGEL(R) system and ATRISORB(R) products or other delivery systems currently in development.

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

         o The requirement that we must receive separate regulatory approval for each of our product candidates in each indication before we can sell them in North America or internationally.

         o We may not be successful in acquiring and integrating technologies and businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES CONCERNING MARKET RISKS.

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

         Interest Rate Risk. Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds with durations ranging from one to four years. The market value of these bonds is subject to interest rate risk and could decline in value if interest rates increase. To mitigate the impact of fluctuations in cash flow, we maintain substantially all of our debt instruments as fixed rate. The portion maintained as fixed rate is dependent on many factors including judgments as to future trends in interest rates.

         Our investment portfolio also includes equity interests in United States government and agency bond funds. The value of these equity interests is also subject to interest rate risk.

         We regularly assess the above described market risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. Our investment policy restricts investments to U.S. Government or government backed securities, or the highest rated commercial paper (A1P1) only. As a result, we do not anticipate any material losses in these areas.

         For disclosure purposes, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents and long-term and short-term debt instruments.

         To perform a sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at September 30, 2000. The fair values that result from these computations are compared with the fair values of these financial instruments at September 30, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at September 30, 2000 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our financial instruments by approximately $226,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our financial instruments by approximately $226,000 per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $7,590,000 at September 30, 2000, at variable interest rates. If interest rates were to increase or decrease 10%, the impact of such instruments on cash flows or earnings would not be material.

         The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities we own.

         The market price of our 7% convertible subordinated notes generally changes in parallel with the market price of our common stock. When our stock price increases, the price of these notes generally increases proportionally. Fair market price of the notes can be determined from quoted market prices, where available. The fair value of our long-term debt was estimated to be approximately $33,976,000 at September 30, 2000 and is lower than the carrying value by approximately $2,214,000. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in our weighted average long-term borrowing rate and a 1% decrease in quoted market prices, or approximately $724,000.

         Exchange Rate Risk. We face foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of our foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the period ended September 30, 2000 was not material. Based on our overall foreign currency rate exposure at September 30, 2000, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 18, 2000, we formed a joint venture named Atrix Newco, Ltd. with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc. In connection with the joint venture's formation, we issued and sold to Elan 12,015 shares of our Series A convertible exchangeable preferred stock for $12,015,000, 442,478 shares of our common stock for $5,000,000 and a five-year warrant to purchase up to 1,0000,000 shares of our common stock at an exercise price of $18 per share. We also issued to Elan a convertible promissory note pursuant to which Elan may loan us up to $8,010,000 to support our share of the joint venture's research and development costs. These securities were offered and sold to Elan in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         The Series A preferred stock bears an annual dividend of 7%, accrued semi-annually and added to principal. In addition, holders of the Series A preferred stock are entitled to participate in any dividends we may declare on our common stock, on an as-converted basis. The Series A preferred stock is convertible at any time after July 2002, at Elan's option, into our common stock at a price of $18.00 per share, subject to weighted average anti-dilution adjustment. In addition, in the event of a merger or consolidation of Atrix or a sale of our common stock in an underwritten public offering, we have the option to convert the Series A preferred stock into our common stock. Elan has an option to exchange the preferred stock with us for a 30.1% interest in Newco. This exchange right will terminate if the preferred stock is converted into our common stock, unless we cause this conversion. If any shares of the preferred stock are converted or exchanged, such shares will be canceled and will not be reissuable by us.

         We may not issue any additional classes or series of preferred stock with a liquidation preference, dividend or other rights senior to or pari passu to the Series A preferred stock, amend our Certificate of Incorporation to adversely affect the rights of the Series A preferred stock or otherwise change the rights of the holders of the Series A preferred stock, except in each case with the prior approval of the holders of at least a majority of the then-outstanding shares of Series A preferred stock, voting separately as a series. The holders of the Series A preferred stock are entitled to a liquidation preference of $1,000 per share (as may be adjusted) and accrued and unpaid dividends thereon. The Series A preferred must be redeemed by us in July 2006 for either cash or shares of our common stock, as we may choose, in an amount or value equal to the liquidation preference.

         Our convertible promissory note issued to Elan has a six-year term, will accrue interest at 7% per annum, compounded semi-annually, and is convertible at Elan's option into our common stock at a $14.60 conversion price. The agreement also allows us to convert this debt into our common stock at the prevailing market price at maturity. As of September 30, 2000, we had not drawn any amounts under this note.

         On August 8, 2000, we executed collaborative research and license and royalty agreements with Pfizer Inc. relating to Pfizer's use of our proprietary drug delivery technologies and offered and sold to Pfizer 447,550 shares of our common stock for $5,000,000 cash. We sold these shares to Pfizer in a private placement pursuant to Section 4(2) of the Securities Act.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 and 4.1  Amended and Restated Certificate of Incorporation
                               (1)

                  3.2 and 4.2  Eighth Amended and Restated Bylaws (2)

                  4.3      Form of Common Stock Certificate (3)

                  4.4 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (4)

                  4.5      Form of Note (included in Indenture, see Exhibit 4.4)

                  4.6 Rights Agreement (including form of Right Certificate, as Exhibit A, the form of Summary of Rights, as Exhibit B) (5)

                  4.7 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited (1)

                  4.8 Registration Rights Agreement, dated as of November 15, 1997, among the Registrant and NationsBanc Montgomery Securities, Inc. and SBC Warburg Dillon Read, Inc. (4)

                  4.9 Certificate of Designation of the Series A Preferred Stock filed with the State of Delaware on September 25, 1998 (6)

                  4.10 Certificate of Designation of Preferences and Rights of Series A Convertible Exchangeable Preferred Stock filed with the State of Delaware on July 18, 2000 (7)

                  4.11 Company Registration Rights Agreement, dated as of July 18, 2000, between the Registrant and Elan International Services, Ltd., or EIS (7)

                  4.12 Warrant, dated as of July 18, 2000, issued by the Registrant to EIS (7)

                  4.13 Convertible Promissory Note, dated as of July 18, 2000, issued by the Registrant to EIS (7)

                  10.1 Securities Purchase Agreement, dated as of July 18, 2000, between the Registrant and EIS (7)*

                  10.2     See Exhibit 4.8

                  10.3 Newco Registration Rights Agreement, dated as of July 18, 2000, among Atrix Newco Ltd., or Newco, the Registrant and EIS (7)

                  10.4     See Exhibit 4.11

                  10.5 Subscription, Joint Development and Operating Agreement, dated as of July 18, 2000, among Elan Pharma International Limited, or EPIL, EIS, the Registrant and Newco (7)*

                  10.6     See Exhibit 4.12

                  10.7 Company License Agreement, dated as of July 18, 2000, among the Registrant, Newco and Elan Corporation plc, or Elan (7)*

                  10.8 EPIL License Agreement, dated as of July 18, 2000, among Elan, EPIL, Newco and the Registrant (7)*

                  10.9     See Exhibit 4.13.

                  10.10 Stock Purchase Agreement, dated as of August 8, 2000, between the Registrant and Pfizer (8)

                  10.11 Collaborative Research Agreement, dated as of August 8, 2000, between the Registrant and Pfizer (8)

                  10.12 License and Royalty Agreement, dated as of August 8, 2000, between the Registrant and Pfizer (8)

                  10.13 Collaboration, Development and Supply Agreement dated as of August 28, 2000 between the Registrant and Geneva Pharmaceuticals, Inc.*

                  27.      Financial Data Schedule.

                  (1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

                  (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

                  (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.

                  (4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission on December 9, 1997.

                  (5) Incorporated by reference to Registrant's Registration Statement on Form 8-A, file number 000-18231.

                  (6) Incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on October 1, 1998.

                  (7) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 18, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

                  (8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 8, 2000 filed with the Securities and Exchange Commission on September 7, 2000.

         * Portions of this exhibit have been omitted subject to a confidential treatment request filed with the Securities and Exchange Commission.

         (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000:

         o Current Report on Form 8-K dated July 18, 2000 filed with the SEC on August 4, 2000 announcing our joint venture with Elan Corporation plc and the issuance of our Series A convertible exchangeable preferred stock, common stock, warrants and convertible promissory note to Elan in connection therewith; and

         o Current Report on Form 8-K dated August 8, 2000 filed with the SEC on September 7, 2000 announcing the execution of collaborative research and license and royalty agreements with Pfizer Inc. relating to Pfizer's use of our proprietary drug delivery technologies and an investment by Pfizer in our common stock.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATRIX LABORATORIES, INC.
                                    (Registrant)


October 31, 2000                    By: /s/ David R. Bethune
                                        --------------------
                                        David R. Bethune
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer




October 31, 2000                    By: /s/ Brian G. Richmond
                                        ---------------------
                                        Brian G. Richmond
                                        Vice President--Finance, and Assistant
                                        Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

3.1 and 4.1       Amended and Restated Certificate of Incorporation (1)

3.2 and 4.2       Eighth Amended and Restated Bylaws (2)

4.3               Form of Common Stock Certificate (3)

4.4 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of
                  California, N.A., as trustee thereunder (4)

4.5               Form of Note (included in Indenture, see Exhibit 4.4)

4.6               Rights Agreement (including form of Right Certificate, as
                  Exhibit A, the form of Summary of Rights, as Exhibit B) (5)

4.7 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited (1)

4.8 Registration Rights Agreement, dated as of November 15, 1997, among the Registrant and NationsBanc Montgomery Securities,
                  Inc. and SBC Warburg Dillon Read, Inc. (4)

4.9 Certificate of Designation of the Series A Preferred Stock filed with the State of Delaware on September 25, 1998 (6)

4.10              Certificate of Designation of Preferences and Rights of Series
                  A Convertible Exchangeable Preferred Stock filed with the
                  State of Delaware on July 18, 2000 (7)

4.11              Company Registration Rights Agreement, dated as of July 18,
                  2000, between the Registrant and Elan International Services,
                  Ltd., or EIS (7)

4.12 Warrant, dated as of July 18, 2000, issued by the Registrant to EIS (7)

4.13 Convertible Promissory Note, dated as of July 18, 2000, issued by the Registrant to EIS (7)

10.1 Securities Purchase Agreement, dated as of July 18, 2000, between the Registrant and EIS (7)*

10.2              See Exhibit 4.8

10.3              Newco Registration Rights Agreement, dated as of July 18,
                  2000, among Atrix Newco Ltd., or Newco, the Registrant and EIS
                  (7)

10.4              See Exhibit 4.11

10.5 Subscription, Joint Development and Operating Agreement, dated as of July 18, 2000, among Elan Pharma International Limited, or EPIL, EIS, the Registrant and Newco (7)*

10.6              See Exhibit 4.12

10.7 Company License Agreement, dated as of July 18, 2000, among the Registrant, Newco and Elan Corporation plc, or Elan (7)*

10.8              EPIL License Agreement, dated as of July 18, 2000, among Elan,
                  EPIL, Newco and the Registrant (7)*

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

10.9              See Exhibit 4.13

10.10 Stock Purchase Agreement, dated as of August 8, 2000, between the Registrant and Pfizer (8)

10.11 Collaborative Research Agreement, dated as of August 8, 2000, between the Registrant and Pfizer (8)

10.12 License and Royalty Agreement, dated as of August 8, 2000, between the Registrant and Pfizer (8)

10.13             Collaboration, Development and Supply Agreement dated as of
                  August 28, 2000 between the Registrant and Geneva
                  Pharmaceuticals, Inc.*

27.               Financial Data Schedule


(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as filed with the Securities and Exchange Commission.

(4) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission on December 9, 1997.

(5) Incorporated by reference to Registrant's Registration Statement on Form 8-A, file number 000-18231.

(6) Incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on October 1, 1998.

(7) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 18, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 8, 2000 filed with the Securities and Exchange Commission on September 7, 2000.

* Portions of this exhibit have been omitted subject to a confidential treatment request filed with the Securities and Exchange Commission.