Form 10-K405
period 2000-12-31
ATRIX LABORATORIES INC
filed 2001-03-14
CIK 809875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 8, 2001 was $315,423,419.

         The number of shares outstanding of the registrant's common stock as of March 8, 2001 was 14,887,241. Documents incorporated by reference:

         Part III, Items 10, 11, 12 and 13 are incorporate by reference to the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held May 7, 2001.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Atrix Laboratories, Inc. was formed in August 1986 as a Delaware corporation. In November 1998, we acquired ViroTex Corporation through the merger of our wholly owned subsidiary, Atrix Acquisition Corporation, with and into ViroTex. In June 1999, we organized our wholly owned registered subsidiary Atrix Laboratories Limited, which is based in London, England. In February 2000, we organized our wholly owned registered subsidiary Atrix Laboratories GmbH, which is based in Frankfurt, Germany, to conduct our European operations. In June 2000, we entered into a research joint venture, Transmucosal Technologies, Limited (formerly Atrix Newco, Limited), with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc.

         We are an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology, pain management, and dermatology products. We also partner with large pharmaceutical and biotechnology companies to apply our proprietary technologies to new chemical entities or to extend the patent life of existing products. We have strategic alliances with several pharmaceutical companies including recent collaborations with Sanofi-Synthelabo Inc., Pfizer Inc., Elan, and the Novartis company - Geneva Pharmaceuticals, to use our drug delivery technologies and expertise in the development of new products.

         Our business strategy is to:

         o    continue to expand our in-house product development pipeline,

         o develop partnerships with pharmaceutical and biotechnology companies for delivery of new chemical entities and life cycle management products,

         o    improve effectiveness of existing pharmaceuticals,

         o expand our internal product portfolio through the acquisition of complementary technologies and/or compounds,

         o    continue to expand globally our currently marketed products, and

         o    retain manufacturing control of our marketed products.


RECENT DEVELOPMENTS

         In December 2000, we entered into an exclusive North American marketing agreement with Sanofi-Synthelabo for our One-month, Three-month, and Four-month Leuprogel(TM) products. In the agreement, we are to receive a license fee, research and development support and payments for certain clinical, regulatory and sales milestones. In addition to the milestone payments, we will receive royalty payments based on sales of the Leuprogel products upon approval for marketing by the Food and Drug Administration, or FDA. We will manufacture Leuprogel at our facility in Fort Collins, Colorado.

         As part of the agreement, Sanofi-Synthelabo purchased approximately $15 million of our common stock. In addition to the prostate cancer products, Sanofi-Synthelabo received an option to develop a Six-month product for prostate cancer, as well as additional Leuprogel products for other indications.

         In January 2001, we received an exclusive option from Tulane University Health Science Center to license human growth hormone releasing peptide-1, or GHRP-1, a novel patented growth-promoting compound. GHRP-1 is the first of a new class of small synthetic peptides that promotes release of the patient's own growth hormone. Applications for human growth hormones and/or promoting compounds include inhibition of cachexia (extensive muscle and tissue wasting) in patients whose immune systems are compromised, such as patients with AIDS or patients receiving cancer treatments, promotion of growth in children of short stature, and possibly prevention of muscle wasting and frailty in aged individuals. We have started pre-clinical studies for this compound in the ATRIGEL(R) system.

         In January and February 2001, we completed a series of private transactions involving the total exchange of 1,459,672 newly issued common stock shares for $26,062,000 of the 7% convertible subordinated notes, or 52% of the original offering amount. Of the 1,459,672 shares issued, 1,371,684 shares were valued at the conversion price of $19.00 per share and the remaining 87,988 were valued at the closing market price as of the various exchange dates. As a result, we will recognize an extraordinary loss of approximately $577,000, for the write-off of pro rata unamortized deferred finance charges and accumulated amortization. Additionally, as part of the 87,988 shares issued to induce conversion, a debt conversion expense for approximately $2,039,000 will also be recognized in the first quarter ended March 31, 2001 for these transactions. The convertible notes payable balance will be reduced to $10,128,000 as a result of these exchanges in 2001.

OUR DRUG DELIVERY SYSTEMS

         The following chart provides a brief description of our drug delivery systems.

Technology                            Description                         Application
----------                            -----------                         -----------
ATRIGEL System                        Biodegradable sustained release     Delivery of drugs from weeks to
                                      in situ implant for local or        months
                                      systemic delivery

Bioerodible Mucoadhesive Film System  Pre-formed bioerodible film for     Transmucosal delivery of drugs
                                      fast-acting local or systemic       from minutes to hours
                                      delivery

Mucocutaneous Absorption System       Water resistant topical gel         Tenacious film for either wet or
                                      providing sustained delivery        dry surfaces

Solvent Microparticle System          Topical gel providing two-stage     Dermal delivery of water
                                      dermal delivery                     insoluble drugs

Biocompatible Polymer System          Non-cytotoxic gel/liquid for        Protective gel film for wound
                                      topical delivery                    healing and liquid formulation
                                                                          for wound wash

     ATRIGEL SYSTEM

         We believe that the ATRIGEL system addresses many of the limitations associated with traditional drug delivery technologies. Most drugs are administered orally or by injection at intermittent and frequent doses. These routes of administration are not optimal for several reasons, including:

         o    destruction of the compound in the gastrointestinal system,

         o    difficulty in maintaining uniform drug levels over time,

         o    problems with toxicity and side effects,

         o    high costs due to frequent administration, and

         o    poor patient compliance.

         Furthermore, innovations in biotechnology have led to an increase in the number of protein and peptide drugs under development. These therapeutics, because of their larger molecular size and susceptibility to degradation in the gastrointestinal tract, often are required to be administered by multiple injections, usually in a hospital or other clinical setting. We cannot provide assurance that future products using the ATRIGEL system will be successfully developed and FDA approved or cleared for commercial use.

         We believe that the ATRIGEL system may provide benefits over traditional methods of drug administration such as tablets or capsules, injections and continuous infusion as a result of the following properties:

         o Safety - All current components of the ATRIGEL system are biocompatible and have independently established safety and toxicity profiles. The polymers used in the system are members of a class of polymers, some of which have previously been approved by the FDA for human use in other applications.

         o Broadly Applicable - The ATRIGEL system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds. In pre-clinical models, we have demonstrated the ATRIGEL system can be used to deliver proteins, peptides and other compounds that have formulation stability issues or short in-vivo half-lives.

         o Site Specific Drug Delivery - The ATRIGEL system can be delivered directly to a target area, thus potentially achieving higher drug concentrations at the desired site of action to minimize systemic side effects. For example, the ATRIDOX(R) product delivers high concentrations of the antibiotic doxycycline to periodontal pockets with minimal systemic concentrations of the drug.

         o Systemic Drug Delivery - The ATRIGEL system can also be used to provide sustained drug release into the systemic circulation for certain drugs. In these applications the entire body requires treatment, and the drug may not be active when given orally. For example, we are developing Leuprogel, an ATRIGEL formulation containing the peptide hormone leuprolide acetate as a systemic therapy for prostate cancer. We have proven that ATRIGEL can deliver leuprolide acetate up to three months in human studies.

         o Customized Continuous Release and Degradation Rates - The ATRIGEL system can be designed to provide continuous release of incorporated pharmaceuticals over a targeted time period so as to reduce the frequency of drug administration. In addition, the ATRIGEL system can be designed to degrade over weeks, months, or even one year.

         o Biodegradability - The ATRIGEL system will biodegrade and does not require removal when the drug is depleted.

         o Ease of Application - The ATRIGEL system can be injected or inserted as flowable compositions, such as solutions, gels, pastes, and putties, by means of ordinary needles and syringes, or can be sprayed or painted onto tissues.

     BIOERODIBLE MUCOADHESIVE SYSTEM

         The Bioerodible Mucoadhesive, or BEMA(TM), system is a unique polymer-based system designed to deliver systemic levels of drugs rapidly across oral or vaginal mucosal tissues. The BEMA delivery system consists of a bioerodible bi-layer or multi-layer thin disc that can be developed to deliver at different time intervals. The semi-soft BEMA disc adheres readily to the mucosa, where it softens further on contact with moisture, rapidly becoming unnoticeable as it delivers the drug and erodes away. The BEMA system is versatile and can incorporate a wide variety of drugs, including proteins and peptides. The compound can be loaded into the mucoadhesive layer for delivery into the mucosal tissue, while minimizing drug release into surrounding tissues or cavities. The drug may also be loaded into the backing layer to provide more controlled release into the oral or vaginal cavity.

         Various properties of the BEMA products, such as residence time, bioerosion kinetics, taste, shape and thickness can be modified to the desired level to customize drug delivery to the medical need. The BEMA system can be formulated for either local or systemic drug delivery, and is suitable for both over-the-counter, or OTC, and prescription products. The BEMA technology has applications in hormone replacement therapy, pain management, anti-emetics, anti-psychotics, and mucosal vaccines, all of which require rapid onset of action and avoidance of first-pass metabolism if necessary. We have evaluated several compounds for these applications. For a typical oral application, the upper limit of drug loading for a single immediate-release dose is about 20 mg.

     MUCOCUTANEOUS ABSORPTION SYSTEM

         The Mucocutaneous Absorption, or MCA(TM), delivery system can be formulated as either alcohol-based gels or as aerosols for the localized delivery of drugs to the skin or mucosal tissues. The MCA formulations can be applied to dry, damp or even wet skin or mucosal surfaces. Because of the novel blend of cellulose polymers dissolved in alcohol, they quickly dry to form tenacious, moisture-resistant films that can deliver drugs and/or promote healing. Depending on the desired application, the MCA products can be formulated to give opaque films to highlight the area of treatment, or to transparent films that are more cosmetically acceptable. The MCA formulations can be easily flavored to mask the taste of active ingredients for oral products and are compatible with liquid spray applicators.

     SOLVENT/MICROPARTICLE SYSTEM

         The Solvent/Microparticle, or SMP(TM), technology consists of a two-stage system designed to provide topical delivery of highly water-insoluble drugs to the skin. The unique combination of dissolved drug with a microparticle suspension of the drug in a single formulation allows a controlled amount of the dissolved drug to permeate into the epidermal layer of the skin, while a high level of the microparticle drug is maintained just above the outermost layer of the skin for later delivery. The consistent microparticle size and distribution maximize drug delivery while minimizing crystal growth over the shelf life of the product.

     BIOCOMPATIBLE POLYMER SYSTEM

         The Biocompatible Polymer, or BCP(TM), delivery system, composed of polymers, solvents and actives carefully selected for their low toxicity to skin cells, can be formulated as either film-forming gels or liquids for topical applications. The BCP gels are non-greasy, non-staining formulations that can be applied to wounded or denuded skin to deliver a drug, such as an antibiotic, and then dry to form a non-constricting, protective film over the wound. The gels have the unique property of maintaining an ideal wound-healing environment by removing excess moisture from exudative wounds and transferring moisture from the gel into wounds that are too dry. The liquid BCP formulations are designed to provide effective cleansing of topical wounds or denuded skin without causing further trauma to the skin, thereby promoting faster healing with minimal scarring.

     TOPICAL ANESTHETIC DEPOT SYSTEM

         The Topical Anesthetic Depot, or TAD, delivery system enhances antiviral efficacy and creates a prolonged anesthetic effect, i.e., numbing, pain and itching relief, through sustained delivery of a local anesthetic to the skin. The TAD delivery system creates a depot of drug at the basal cell layer of the skin, the site at which the nerve endings interact with the epidermis and the primary site of viral replication. A double-blinded, placebo-controlled clinical study for the treatment of recurrent cold sores and fever blisters exhibited a 30% reduction in healing time with an active formulation that incorporated the TAD delivery system versus a placebo. The Viractin product was developed using this delivery system. In connection with the sale of Viractin to CEP Holdings, Inc., ViroTex transferred all rights, title and interest to the TAD delivery system and received an exclusive license to use the technology in the topical treatment of diseases other than oral herpes lesions.

MARKETED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

         We currently market two drug products, two medical device products and two OTC drug products. The following table sets forth certain information about our products and products under development based on the ATRIGEL system.

              PRODUCT                      INDICATION                     STATUS                   COLLABORATIVE PARTNER
              -------                      ----------                     ------                   ---------------------
ATRIDOX                               Antibiotic therapy for       Launched November 1998           Block Drug/
                                      chronic periodontitis                                         GlaxoSmithKline

ATRISORB(R) GTR Barrier               Tissue regeneration          Launched 1996                    Block Drug/
                                      following periodontal                                         GlaxoSmithKline
                                      surgery

ATRISORB Free Flow GTR Barrier        Tissue regeneration          Launched November 1998           Block Drug/
                                      following periodontal                                         GlaxoSmithKline
                                      surgery

ATRISORB FreeFlow GTR Barrier with    Tissue regeneration and      FDA Approved in 2000, not        Block Drug/
doxycycline                           infection reduction          launched                         GlaxoSmithKline
                                      following periodontal
                                      surgery

One-month Leuprogel 7.5 mg            Prostate cancer              Phase III clinical trials        Sanofi-Synthelabo
                                                                   completed November 2000

Three-month Leuprogel 22.5 mg         Prostate cancer              Began Phase III July 2000        Sanofi-Synthelabo

Four-month Leuprogel 30 mg            Prostate cancer              Began Phase III January 2001     Sanofi-Synthelabo

Six-month Leuprogel                   Prostate cancer              Pre-clinical                     Sanofi-Synthelabo
                                                                                                    (optional)
Growth Hormone Releasing Peptide-1    Growth promotion and         Pre-clinical                     Tulane University Health
                                      cacexia (muscle wasting)                                      Science Center

Doxirobe(R) Gel                       Periodontitis in companion   Marketed                         Pharmacia & Upjohn Animal
                                      animals                      Launched December 1997           Health

         The following table provides a summary of our products and products under development that are not based on the ATRIGEL system, including drug class and corresponding drug delivery systems.

             PRODUCT                       INDICATION                        STATUS                 COLLABORATIVE PARTNER
             -------                       ----------                        ------                 ---------------------
SMP - Atrisone(TM)                 Treatment of acne               Moving into Phase III           Not applicable
                                   Treatment for burn itch         IND activated

BCP topical antibiotic             Infection protection            Future OTC product              Not applicable

BCP wound wash                     Minor cuts and abrasions        Future OTC product              Not applicable

TAD - Viractin cream and gel       Cold sores and fever blisters   OTC, marketed                   J.B. Williams Company

MCA - Orajel Ultra                 Canker sores                    OTC, marketed                   Del Pharmaceuticals

BEMA - Fentanyl                    Chronic and breakthrough        Pre-clinical                    Elan
                                   cancer pain

BEMA - Emesis                      Nausea                          Pre-clinical                    Elan

BEMA systemic delivery             Several drugs under evaluation  Pre-clinical                    Not applicable


     PRODUCTS BASED ON THE ATRIGEL SYSTEM

         The ATRIDOX Product

         The ATRIDOX product is a minimally invasive pharmaceutical treatment for periodontitis that employs the ATRIGEL system and the antibiotic doxycycline to form a product designed to control the bacteria that cause periodontal disease. Based on published industry reports, we believe there are in excess of 50 million Americans with periodontal disease, and this number is increasing as the average age of the United States population increases. Based on published industry reports, we believe that over $6.5 billion is spent annually on the treatment of periodontal disease, and we believe that only a small percentage of Americans are now being treated for the disease.

         The ATRIDOX product is administered by a periodontist or by a general dentist by inserting the liquid ATRIDOX product into the periodontal pocket through a cannula. The liquid ATRIDOX product solidifies in the periodontal pocket and then biodegrades as it releases doxycycline over a period of seven to ten days. On September 4, 1998 we received notice that the FDA had approved the new drug application, or NDA, for the ATRIDOX product.

         Block Drug/GlaxoSmithKline, or Block, has the exclusive rights to market the ATRIDOX product in North America. Block began introducing ATRIDOX at dental professional meetings in October 1998, and began detailing ATRIDOX to the United States dental profession in November 1998. We are committed to expanding the sales of ATRIDOX internationally, and in April 1999 we received our first European approval of ATRIDOX from the Medicines Control Agency of the United Kingdom. We are pursuing the mutual recognition of ATRIDOX in the European Union and in January 2000 received approval to market ATRIDOX in 11 additional European countries. We recently received individual marketing authorizations in Austria, Belgium, Finland, France, Greece, Ireland, Italy and the Netherlands. Marketing authorizations in three other countries are pending. We expect to commence sales of the product in Europe in the first quarter of 2001. Additionally, we received marketing approval in Canada for ATRIDOX in July 2000. Block's Canadian subsidiary will market ATRIDOX and we are entitled to receive royalties on Canadian sales as well as manufacturing margins.

         In 1999, ATRIDOX was awarded the American Dental Association Seal of Acceptance which is an important symbol to dentists and consumers that signifies a dental product's safety, effectiveness and the scientific validity of its health benefits.

         ATRISORB GTR Barrier Products

         The ATRISORB GTR Barrier is a biodegradable, liquid polymer product that utilizes the ATRIGEL system to aid in the guided tissue regeneration, or GTR, of a tooth's support following osseous flap surgery or other periodontal procedures. Osseous flap surgery, a common treatment for severe cases of periodontal disease, involves cutting a flap of gum tissue to expose and debride areas not reachable by conventional scaling and root planing procedures. We estimate that there are currently over two million such surgeries performed each year in the United States. Published research has shown that to obtain optimal healing following this type of surgery, it is necessary to isolate the wound-healing site from the adjacent gum tissue. The placement of a barrier that isolates the surgical site from the gum tissue has been shown to selectively facilitate growth of periodontal ligament cells, leading to connective tissue and bone regeneration at the base of the periodontal defects.

         The ATRISORB GTR Barrier is formed outside of the mouth using a sterile, single-use barrier forming kit. Once placed in the mouth over the periodontal defect, the semi-solid ATRISORB GTR Barrier further solidifies upon contact with oral fluids to form a solid barrier that isolates the healing site to promote guided tissue regeneration. Sutures are not required to hold the barrier in place, which allows the ATRISORB GTR Barrier to be placed in a shorter time relative to other guided tissue regeneration barrier products. In addition, periodontists have the potential for treatment of multiple diseased sites in one surgical session and can form multiple barriers from a single kit, thereby reducing the inventory requirements and costs. Since the ATRISORB GTR Barrier is biodegradable, a second surgery to remove the barrier is unnecessary.

         On March 22, 1996, we received a 510(k) premarket notification clearance from the FDA to market the ATRISORB GTR Barrier in the United States. We received the European Community Mark, or CE Mark, for the ATRISORB product in December 1997, increasing from eight to seventeen countries in Europe where the product is cleared for sale. The CE Mark approval included a new in situ application technique allowing the direct placement of the liquid on bone graft material. On September 9, 1998, we received a 510(k) premarket notification clearance from the FDA to market this improved version of the ATRISORB GTR Barrier in the United States, where it is being sold by Block Drug Company as the ATRISORB FreeFlow GTR Barrier. As of December 31, 2000, we had received clearance to market the ATRISORB GTR Barrier in 25 foreign countries, with one application pending. We expect to market the product in additional foreign countries; however, we cannot provide assurance that additional regulatory approvals or clearances will be obtained.

         We commenced commercial sales of the ATRISORB GTR Barrier in the United States in the third quarter of 1996. Block has the exclusive rights to market the ATRISORB GTR Barrier and the ATRISORB FreeFlow GTR Barrier products in North America. We currently market the ATRISORB GTR Barrier and the ATRISORB FreeFlow GTR Barrier products in Europe through independent distributors and are considering various marketing arrangements at this time.

         The ATRISORB-DOXY Products

         ATRISORB-DOXY products address infections following periodontal surgery. It has been shown clinically that post-operative infections often lead to less than optimum healing. We believe the incorporation of medicinal agents such as doxycycline into the ATRISORB GTR Barrier and the ATRISORB FreeFlow GTR Barrier products could provide a drug delivery capability not feasible with other GTR barrier products currently on the market. As a result, we believe the ATRISORB-DOXY products will contribute to better healing of the surgical site. We completed Phase III clinical trials of the ATRISORB-DOXY products in November 1999 and filed for FDA regulatory clearance of the ATRISORB-DOXY products in February 2000. In September 2000, we received FDA approval to market our ATRISORB-DOXY products. Block has the exclusive rights to market the ATRISORB-DOXY products in North America, however, Block is not currently marketing these products. We have notified Block that they are in breach of the agreement for failure to commence marketing of our ATRISORB-DOXY barrier products. We are currently involved in several disputes with Block relating to the agreement. See "Item 3. - Legal Proceedings."

         Leuprogel Products

         We believe there are a number of potential systemic cancer therapies that are compatible with the ATRIGEL technology. The Leuprogel products utilize our proprietary ATRIGEL drug delivery system to provide sustained release of leuprolide acetate for periods of one, three and four months, for the palliative treatment of advanced prostate cancer. Sustained levels of leuprolide, a leutinizing hormone-releasing hormone, or LHRH agonist, decreases testosterone levels to suppress tumor growth in patients with hormone-responsive prostate cancer. The liquid Leuprogel products are injected subcutaneously with a small gauge needle, forming a solid implant in the body that slowly releases the leuprolide as the implant is bioabsorbed.

         We recently announced the successful completion of the pivotal Phase III clinical study on One-month Leuprogel 7.5 mg and we will submit a NDA to the FDA for marketing approval of this product. We also have completed enrollment for the Three-month Leuprogel 22.5 mg Phase III study ahead of schedule and enrollment for our Four-month Leuprogel, 30 mg product began January 2001. The Six-month Leuprogel product for prostate cancer is currently in pre-clinical development. We believe our Leuprogel products offer clinical advantages over existing treatments. The One-month Leuprogel Phase III results show low testosterone levels with 100% of patients maintaining suppression throughout the course of study. Also, Leuprogel incorporates a smaller needle and is delivered subcutaneously, rather than the more painful intramuscular injection.

         Growth Hormone Releasing Peptide-1

         GHRP-1 is the first of a new class of small synthetic peptides that promotes release of the patient's own growth hormone. Applications for human growth hormones and/or promoting compounds include inhibition of cachexia (extensive muscle and tissue wasting) in patients whose immune systems are compromised, such as patients with AIDS or patients receiving cancer treatments, promotion of growth in children of short stature, and possibly prevention of muscle wasting and frailty in aged individuals. We have begun pre-clinical studies for this compound in the ATRIGEL system.

         Doxirobe Gel Product

         In 1995, we signed an exclusive worldwide license agreement with Heska Corporation, to develop a product to treat periodontal disease in companion animals. Under the terms of the agreement, we developed Doxirobe Gel (formerly named PERIOceutic(R)), a subgingival therapy for periodontal disease in companion animals, comprised of the antibiotic doxycycline and the ATRIGEL system. A new animal drug application was approved for this product on November 19, 1997 and the product was launched in December 1997. In April 2000, Pharmacia & Upjohn Animal Health, an affiliate of Pharmacia Corporation, assumed Heska's license agreement and currently has the worldwide rights to market this product, which we manufacture exclusively.

     PRODUCTS NOT BASED ON THE ATRIGEL SYSTEM

         Atrisone

         We are currently developing Atrisone, a proprietary prescription acne product that incorporates the anti-inflammatory and antimicrobial drug dapsone into the SMP drug delivery system. Atrisone has completed Phase II clinical trials and is moving into Phase III clinical studies. In April 2000, we submitted an investigational new drug application, or IND, to the FDA for use of Atrisone for the treatment of chronic itch associated with healed and healing burn wounds.

         BCP Products

         The BCP gels are non-greasy, non-staining formulations that can be applied to wounded or denuded skin to deliver a drug, such as an antibiotic, and then dry to form a non-constricting, protective film over the wound. The gels have the unique property of maintaining an ideal wound-healing environment by removing excess moisture from exudative wounds and transferring moisture from the gel into wounds that are too dry. The liquid BCP formulations are designed to provide effective cleansing of topical wounds or denuded skin without causing further trauma to the skin, thereby promoting faster healing with minimal scarring. The first two products in development utilizing the BCP technology are a topical antibiotic preparation (with and without local anesthetic) for superficial wound healing and a wound-washing solution for cleansing dirty wounds.

         Over-The-Counter Products

         Over-the-counter products that we currently market include Viractin(R) Cold Sore & Fever Blister Medicine and Orajel-Ultra(R) Mouth Sore Medicine, which utilizes our proprietary MCA drug delivery system. Viractin is marketed by J.B. Williams Company and Orajel-Ultra is marketed by Del Pharmaceuticals.

         BEMA-Fentanyl

         The BEMA system is a unique polymer-based system designed to deliver systemic levels of drugs rapidly across mucosal tissues. The BEMA system is versatile and can incorporate a wide variety of drugs, including proteins and peptides, which can be loaded into the mucoadhesive layer for delivery into the mucosal tissue, while minimizing drug release into surrounding tissues or cavities. Through our joint venture with Elan Corporation, we are developing the compound fentanyl, an opiate analgesic, using our BEMA drug delivery system for breakthrough cancer pain and management of chronic pain. We have completed several pre-clinical studies and expect to submit an IND to the FDA in the second half of 2001.

         BEMA-Emesis

         The BEMA system is a unique polymer-based system designed to deliver systemic levels of drugs rapidly across mucosal tissues. Through our joint venture with Elan, we are developing an anti-emetic product using the BEMA system, for the prevention of nausea and vomiting associated with cancer chemotherapy. We have started several pre-clinical studies with several different compounds, including ondansetron and granisetron.

RESEARCH AND DEVELOPMENT

         Our strategic goal is to devote substantial resources to our medical research and development efforts with the expectation of quickly moving products from the development stage to commercialization. We continue to devote significant resources to the research and development of our Leuprogel and Atrisone products. Currently we have 20 compounds in various stages of pre-clinical development, a number of which are being developed through partnerships with different external companies. For example, we have multiple undisclosed compounds in pre-clinical development with Pfizer. Most of these projects are preliminary in nature and we cannot predict whether any of them will be commercialized.

         Late in 2000, we announced that we achieved successful results with our One-month Leuprogel 7.5 mg product for the treatment of advanced prostate cancer. We are currently preparing a NDA to be submitted to the FDA in the first quarter of 2001. In November 2000, we completed patient enrollment in the Three-month Leuprogel 22.5 mg product Phase III clinical trial and commenced enrollment of our Four-month Leuprogel 30 mg product in January 2001.

         We are currently developing Atrisone, an acne treatment utilizing the SMP topical drug delivery system combined with dapsone. Dapsone is a potent antibiotic with independent anti-inflammatory activity. Atrisone has completed Phase II clinical trials and moving into Phase III clinical studies. In April 2000, we submitted an IND to the FDA for the use of Atrisone for the treatment of chronic itch associated with healed and healing burn wounds.

         In addition, we are currently developing a product for chronic and breakthrough cancer pain through our joint venture with Elan Pharmaceuticals. BEMA-Fentanyl uses our transmucosal technology to deliver fentanyl, a potent opiate. We have completed several pre-clinical studies and expect to submit an IND to the FDA in the second half of 2001.

         We are also developing a targeted set of generic topical dermatology products with the Novartis company - Geneva Pharmaceuticals. We have completed several formulations and expect to begin clinical studies in 2001.

COLLABORATIVE ARRANGEMENTS

         We are forming strategic alliances with large pharmaceutical and biotechnology companies utilizing our various drug delivery systems. Our significant strategic alliances include Sanofi-Synthelabo, Pfizer, Elan, Geneva Pharmaceuticals, Del Pharmaceuticals, Pharmacia & Upjohn Animal Health, Block Drug Company/GlaxoSmithKline and J.B. Williams Company.

      Sanofi-Synthelabo Inc.

         In December 2000, we entered into an exclusive North American marketing agreement with Sanofi-Synthelabo, a major international pharmaceutical company, for our One-month, Three-month, and Four-month Leuprogel products. Under the terms of the agreement, we are to receive a license fee, research and development support and payments for certain clinical, regulatory and sale milestones. We will also receive royalty payments based on sales of the Leuprogel products upon approval for marketing by the FDA. As part of the agreement, Sanofi-Synthelabo purchased 824,572 shares of our common stock for approximately $15 million. In addition to the prostate cancer products, Sanofi-Synthelabo received an option to develop a six-month product for prostate cancer, as well as additional Leuprogel products for other indications.

      Pfizer Inc.

         In August 2000, we executed a comprehensive research and worldwide licensing agreement with Pfizer Inc. to provide broad-based access to our proprietary drug delivery systems in the development of new products. Pfizer will provide funding to develop and commercialize their selected compounds using our patented drug delivery technologies. We retained manufacturing rights and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement. Pfizer purchased $5 million of our common stock as part of the agreement.

      Elan International Services, Ltd.

         In July 2000, we formed a joint venture with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc, for the purpose of developing and commercializing oncology and pain management products. This joint venture will use our patented BEMA and ATRIGEL drug delivery systems and Elan's nanoparticulate drug delivery technology to deliver compounds targeted for major unmet medical needs in oncology and pain management. The first compound selected was the opiate analgesic, fentanyl, using our BEMA drug delivery system for breakthrough cancer pain and management of chronic pain. As part of our agreement, Elan may provide funding to develop this and any future selected compounds. Initially, we are the majority-owner of this joint venture. In connection with the formation of the joint venture, Elan purchased 12,015 shares of our Series A Convertible Exchangeable Preferred Stock for $12,015,000 and 442,478 shares of our common stock for $5,000,000. We also issued to Elan a five-year warrant to purchase up to 1,000,000 shares of our common stock for $18 a share.

      Geneva Pharmaceuticals

         In August 2000, we also entered into a collaboration, development and supply agreement with the Novartis company - Geneva Pharmaceuticals, Inc., to conduct research and development activities on a collaborative basis to develop designated prescription generic dermatology products. Under the agreement, we will be responsible for validation, formulation, development and required clinical studies of selected products. Geneva will be responsible for market research and commercialization of the products. Geneva will reimburse us for a portion of the research and development expenses we incur and both parties will share in the net profits from the sale of the products.

      Del Pharmaceuticals

         In September 2000, we announced the nationwide sales launch of Orajel-Ultra Mouth Sore Medicine, a new OTC oral care product based on our patented Mucocutaneous Absorptive Gel drug delivery system. Under the terms of the agreement with our marketing partner, Del Pharmaceuticals Inc., we will receive a royalty on net sales.

       Pharmacia & Upjohn Animal Health

         In April 2000, Pharmacia & Upjohn AnimalHealth, an affiliate of Pharmacia Corporation, replaced Heska as our marketing partner for the Doxirobe Gel product (formerly known as PERIOceutic Gel) to treat periodontal disease in companion animals. We will continue to manufacture the product.

      Block Drug Company / GlaxoSmithKline

         In December 1996, we entered into a commercialization agreement with Block Drug Company, a wholly owned subsidiary of GlaxoSmithKline, a leading marketer of oral healthcare products. In January 2001, GlaxoSmithKline, plc announced the successful completion of its acquisition of Block Drug Company. Currently, GlaxoSmithKline has assumed Block's role as our marketing partner for our ATRIDOX and ATRISORB dental products within North America. Under the agreement, Block has exclusive rights to market the ATRISORB GTR Barrier products and the ATRISORB-DOXY products in North America. Block also acquired the rights to market the ATRIDOX product in the United States, with an option to acquire the rights to market the ATRIDOX product in Canada and certain European countries. On September 12, 1997, Block exercised its option to market the ATRIDOX product in Canada, but let its option lapse with respect to Europe.

         Under the agreement, Block is responsible for sales and marketing for the products and will advise, consult and may financially support various aspects of our dental research and development program. We also have the right to co-market the products if certain annual sales levels are not met. The Block agreement provides for both milestone and royalty payments to us. The Block agreement expires on a product-by-product and a country-by-country basis upon the expiration of the last applicable patent or loss of patent protection for a product in a given country. The first patent will expire in 2012.

         We are currently involved in several disputes with Block relating to the agreement. See "Item 3. -- Legal Proceedings."

      J.B. Williams Company

         In November 1998, as part of our acquisition of ViroTex, we acquired the over-the-counter product Viractin Cold Sore & Fever Blister Medicine. J.B. Williams Company markets Viractin and we receive royalty payments on net sales.

      Other Third-Party Agreements

         Various undisclosed third-party agreements for contract manufacturing utilizing our state-of-the-art manufacturing facility and contract research and development activities utilizing our five patented drug delivery technologies provide additional sources of revenue.

INTERNATIONAL OPERATIONS

         On February 17, 2000, our wholly owned registered subsidiary, Atrix Laboratories GmbH, based in Frankfurt, Germany, commenced operations. Atrix Laboratories GmbH was organized to conduct our European operations. Currently, the subsidiary has three employees whose objective is to establish business relations with international distributors for the sale of ATRIDOX upon mutual recognition of the product in key countries. Atrix Laboratories Limited, our wholly owned registered subsidiary, is based in London, England, and was organized in June 1999. Atrix Laboratories Limited, currently holds the marketing authorization for international sales of ATRIDOX. Atrix Laboratories Limited has received mutual recognition to distribute ATRIDOX in 11 countries. We recently received individual marketing authorizations in Austria,

Belgium, Finland, France, Greece, Ireland, Italy and the Netherlands. Marketing authorizations in three other countries are pending. European sales of the product are expected to commence in the first quarter of 2001.

PATENTS AND TRADEMARKS

         We consider patent protection and proprietary position to be significant to our business. As of December 31, 2000, we maintained 42 United States patents and 33 foreign patents, and have 24 United States and 52 foreign patent applications pending. Claims contained in these patents and pending patent applications protect our drug delivery technology and products based upon these technologies. These include the ATRIGEL, BEMA, MCA, BCP, and SMP drug delivery technologies and the ATRISORB GTR Barrier, ATRISORB FreeFlow, ATRISORB-DOXY, ATRIDOX, Leuprogel and Atrisone products.

         Notwithstanding our pursuit of patent protection, we cannot provide assurance that others will not develop delivery systems, compositions and/or methods that infringe our patent rights resulting from outright ownership or non-revocable exclusive licensure of patents which relate to our delivery systems, composition and/or methods. In that event, such delivery systems, compositions and methods may compete with our systems, compositions and methods and may adversely affect our operations. Furthermore, we cannot provide assurance that patent protection will afford adequate protection against competitors with similar systems, composition or methods, nor can we provide assurance that the patents will not be infringed or circumvented by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could hamper our business. We also rely on our unpatented proprietary knowledge. We cannot provide assurance that others will not be able to develop substantially equivalent proprietary knowledge or otherwise obtain access to our knowledge, or that our rights under any patents will afford sufficient protection.

         In addition to patents, we also maintain several United States and numerous foreign trademark and service mark applications for registrations of our name, logo, drug delivery systems and products. These include seven United States and 27 foreign issued trademarks, with nine U.S. and 24 foreign applications pending.

COMPETITION

         The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of our products and product candidates. Products utilizing our proprietary drug delivery systems are expected to compete with other products for specified indications, including drugs marketed in conventional and alternative dosage forms. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than those offered by our drug delivery systems. We expect proprietary products approved for sale to compete primarily on the basis of product safety, efficacy, patient convenience, reliability, availability and price.

         Our competitors include academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and drug delivery companies. Many specialized biotechnology companies have formed collaborative arrangements with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with our products. We cannot provide assurance that developments by others will not render our products, product candidates or technologies obsolete or noncompetitive, or that our collaborators will not choose to use competing drug delivery methods.

         Many of our competitors and potential competitors have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of these competitors also have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

GOVERNMENT REGULATION

         The research and development, pre-clinical studies and clinical trials, and ultimately, the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Food, Drug and Cosmetic Act and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of our products. Pre-clinical study and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval or clearance of our products. Delays or rejections in obtaining regulatory approvals or clearances would adversely affect our ability to commercialize any product we develop and our ability to receive product revenues. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

     FDA REGULATION -- APPROVAL OF THERAPEUTIC PRODUCTS

         Our ATRIDOX product is regulated in the United States as a drug. The steps ordinarily required before a drug may be marketed in the United States include:

         o    pre-clinical and clinical studies,

         o the submission to the FDA of an IND, which must become effective before human clinical trials may commence,

         o adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,

         o    the submission to the FDA of a NDA, and

         o FDA approval of the application, including approval of all labeling.

         Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical tests must be conducted in compliance with good laboratory practice regulations. The results of pre-clinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period, or anytime thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization.

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

         If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at several study sites. We cannot provide assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our products subject to such testing.

         After successful completion of the required clinical testing, generally a NDA is submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Food, Drug and Cosmetic Act, and User Fee legislation, the FDA has six to twelve months in which to review the NDA and respond to the applicant. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. If the FDA's evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter which often requires additional testing or information. Even if regulatory approval is obtained, a marketed product and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling.

         Failure to comply with the FDA or other applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, or total or partial suspension of production. In addition, noncompliance may result in the FDA's refusal to approve pending NDAs or supplements to approved NDAs, pre-market approval application, or PMA or PMA supplements and the FDA's refusal to clear 510(k)s.

     FDA REGULATION -- APPROVAL OF MEDICAL DEVICES

         Our ATRISORB GTR Barrier products are regulated in the United States as medical devices. New medical devices are generally introduced to the market based on a pre-market notification or 510(k) submission to the FDA. Under a 510(k) submission, the sponsor establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not required pre-market approval. If the sponsor cannot demonstrate substantial equivalence, the sponsor will be required to submit a PMA, which generally requires pre-clinical and clinical trial data, to prove the safety and effectiveness of the device. We have received 510(k) clearances from the FDA for the ATRISORB GTR Barrier, the ATRISORB FreeFlow GTR Barrier and the ATRISORB-DOXY Direct Barrier products.

     FDA REGULATION -- POST-APPROVAL REQUIREMENTS

         Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspection by the FDA. Each United States drug and device manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's current good manufacturing practices, or cGMP, if the facility manufactures drugs, and quality system regulations, or QSRs, if the facility manufactures devices. In complying with cGMP and quality system regulations, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

         Labeling and promotional activities are regulated by the FDA. We must also report certain adverse events involving our drugs and devices to the FDA under regulations issued by the FDA.

     EUROPEAN REGULATION -- APPROVAL OF MEDICINAL PRODUCTS

         Our ATRIDOX product is regulated in Europe as a medicinal product. In 1993, legislation was adopted which established a new and amended system for the registration of medicinal products in the European Union, or EU. The objective of this system is to prevent the existence of separate national approval systems that have been a major obstacle to harmonization. One of the most significant features of this new system is the establishment of a new European Agency for the Evaluation of Medicinal Products, or EMEA. Under this new system, marketing authorization may be submitted at either a centralized or decentralized level.

         The centralized procedure is administered by the EMEA. This procedure is mandatory for the approval of biotechnology products and is available at the applicant's option for other innovative products. The centralized procedure provides, for the first time in the EU, for the granting of a single marketing authorization that is valid in all EU member states.

         A mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure, under a "decentralized procedure." The decentralized procedure creates a new system for mutual recognition of national approvals and establishes procedures for coordinated EU action on product suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more member states, certifying that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each member state must decide whether or not to recognize the approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure at the request of the applicant. Alternatively, the application may be withdrawn.

         We submitted an application for ATRIDOX to each EU member states late in September 1999 for review under the decentralized procedure. Approval was obtained January 2000 in eleven member states. The application was withdrawn from three member states. A second round of the decentralized procedure began in December 2000 to address the issues raised by these three states. Of the eleven member states in which approval was obtained, authorization to market ATRIDOX has been obtained in eight of those countries. A marketing application is pending in Switzerland.

     EUROPEAN REGULATION -- APPROVAL OF MEDICAL DEVICES

         Our ATRISORB GTR Barrier products are regulated in Europe as medical devices. The EU has promulgated rules that require medical devices to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Failure to receive the right to affix the CE Mark prohibits a company from selling products in member states of the EU. We have been certified as being in compliance with the ISO 9001 standards, one of the CE Mark certification prerequisites, and received the CE Mark for the ATRISORB GTR Barrier in January 1998. The CE Mark for the ATRISORB FreeFlow GTR Barrier product was received in January 1999.

     REGULATORY CONSIDERATIONS FOR OTC DRUG PRODUCTS

         An OTC drug may be lawfully marketed in one of three ways:

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

         There are several other regulatory requirements applicable to all OTC drug products. These requirements pertain to labeling, drug registration and listing, and manufacturing. With regard to labeling, the regulations require certain language for statement of identity, net contents, adequate directions for use, and name and address of the manufacturer, and their placement on the finished package, as well as additional warning statements when relevant to the product. All OTC manufacturers must register their establishments with the FDA and submit to the FDA a list of products made within 5 five days after beginning operations, as well as submit a list of products in commercial distribution. All registered establishments must be inspected by the FDA at least every two years and OTC drug products must be manufactured in accordance with cGMP regulations. If the FDA finds a violation of cGMPs, it may enjoin a company's operations, seize product, or criminally prosecute the manufacturer.

     ABBREVIATED NEW DRUG APPLICATIONS

         The Food, Drug, and Cosmetic Act, as amended in 1984, established a statutory procedure to permit the marketing approval for duplicate and related versions of previously approved pioneer drug products. The procedure provides for approval of these "duplicate" or generic drugs through the Abbreviated New Drug Applications, or ANDA, process. The process provides for approval for duplicate or related versions of approved drugs whose patents have expired, and that have been shown through the ANDA requirements to be as safe and effective as their brand name counterparts, but without the submission of duplicative safety and efficacy data. Therefore, the process is intended to encourage competition by decreasing the time and expense of bringing generic drugs to market.

         Generic drug products are required to be shown as bioequivalent to the pioneer drug product via an in vivo bioavailability study. In addition, the ANDA must contain information on the production, analytical testing of the drug product, and a certification regarding patent status of the pioneer drug. To obtain approval, the ANDA must verify that the generic drug product is bioequivalent to the pioneer drug product, that the necessary procedures and controls are in place to produce the generic product under cGMPs, and that the applicant has complied with the patent requirements of the Act.

         The innovator company holding patents for the pioneer drug product may challenge an ANDA on the basis of alleged patent infringement. Such a legal challenge can delay the approval of an ANDA for up to 30 months. Post approval, generic drug products are subject to labeling, promotional, and cGMP compliance requirements.

         Products emanating from our generic topical dermatological business are subject to the ANDA approval process.

ADDITIONAL REGULATORY ISSUES

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. This law also establishes a period of time following approval of a drug during which the FDA may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. We cannot provide assurance that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

         The National Institutes of Health has been requested by the Department of Health and Human Services to submit proposals for addressing potential conflicts of interest in the biomedical research sector. Although the proposal request is aimed at establishing rules to treat potential abuses in the system without imposing unnecessary burdens and disincentives, we cannot assure that any rules adopted will not adversely affect our ability to obtain research grants. Various aspects of our business and operations are regulated by a number of other governmental agencies including the Occupational Safety and Health Administration and the Securities and Exchange Commission.

THIRD-PARTY REIMBURSEMENT

         Government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, fund the cost of a significant portion of medical care in the United States. Governmental imposed limits on reimbursement of hospitals and other health care providers, including dental practitioners, have significantly impacted their spending budgets. Under certain government insurance programs, a health care provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers to be more selective in the purchase of medical products.

         Significant uncertainty exists as to the reimbursement status of newly approved health care products, and we cannot provide assurance that adequate third-party coverage will be available. Limitations imposed by government and private insurance programs and the failure of certain third-party payers to fully or substantially reimburse health care providers for the use of the products could seriously harm our business.

EMPLOYEES

         As of December 31, 2000, we employed 127 employees on a full-time basis. Of the 127 full-time employees, 111 are engaged in production, research and clinical testing and the remaining 16 are in administrative capacities. Twenty-eight employees have earned doctorate or advanced degrees. None of our employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

ADDITIONAL INFORMATION

         Compliance with federal, state and local law regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon our capital expenditures, earnings or our competitive position. We are not presently a party to any litigation or administrative proceeding with respect to our compliance with such environmental standards. In addition, we do not anticipate being required to expend any funds in the near future for environmental protection in connection with our operations.

         We do not believe that any aspect of our business is significantly seasonal in nature, and no significant portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government.

         We currently obtain supplies of the polymer used in our polymer delivery systems from three separate sources. Supplies of doxycycline are obtained from both domestic and foreign sources. We believe that, in the event that we should lose any of our suppliers of raw materials, we could locate and obtain such raw materials from other available sources without substantial adverse delay or increased expense.

ITEM 2.  PROPERTIES.

         We lease approximately 24,580 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires in June 1, 2004. We own a 24,100 square foot manufacturing facility in Fort Collins that we acquired in July 1996. As part of the building acquisition, we acquired two acres of vacant land, directly adjacent to the building. In August 1997, we acquired an additional 2.7 acres for possible future development or expansion.

         We also lease approximately 740 square feet of office space located in Frankfurt, Germany, pursuant to lease that expires in June 2004. This office space is used for the operations of our wholly owned subsidiary Atrix Laboratories GmbH.

         We own substantially all of our laboratory and manufacturing equipment, which we consider to be adequate for our research, development and testing requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         Several disputes exist with Block Drug Company concerning product pricing and the payments due upon achievement of milestones. With respect to product pricing, arbitration began in December 2000 to resolve the issue as to the minimum price Block must pay for products under the agreement. An arbitration hearing has been set for July 25, 2001. We intend to vigorously pursue our rights with respect to the minimum price.

         With respect to milestone payments, we believe that under the agreement, the milestone for the FDA approval of our ATRISORB-DOXY Barrier product was achieved in 2000 and the corresponding payment of $1,000,000 was due. Block has not made this payment. Pursuant to our agreement with Block, we will be entitled to an additional milestone payment of $2,000,000 upon Block's first commercial sale of the ATRISORB-DOXY Barrier product in the United States. The Block agreement provides that the first commercial sale of this product in the U.S. must occur within 120 days after FDA approval, subject to certain conditions that have been satisfied. We have notified Block that they are in breach of the agreement for failure to commence marketing of our ATRISORB-DOXY barrier product. The FDA approved the ATRISORB-DOXY Barrier product in September 2000. An arbitrator has been selected with respect to this dispute, but no schedule or hearing has been set. We intend to vigorously pursue our right to these milestone payments.

         We are not a party to any other legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of our security holders through the solicitation of proxies during the fourth quarter of our 2000 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION

         Our common stock is traded on The Nasdaq National Market under the symbol "ATRX". The following table sets forth, for the fiscal periods indicated, the range of high and low sales price per share of the common stock, as reported on The Nasdaq National Market:

                                            High              Low
                                            ----              ---
                2000:

                      Fourth Quarter      $19.8125          $12.1250
                      Third Quarter        16.1875            8.8750
                      Second Quarter       11.0625            6.8750
                      First Quarter        16.5625            5.0625

                1999:

                      Fourth Quarter      $ 7.6875          $ 3.3125
                      Third Quarter         9.9375            6.2500
                      Second Quarter       12.1250            7.9375
                      First Quarter        16.0000            8.5000

HOLDERS

         As of March 8, 2001, there were approximately 2,515 holders on record of our common stock.

DIVIDENDS

         To date, we have not paid cash dividends to shareholders. We currently anticipate that we will retain all available funds for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         In July 2000, in connection with the formation of our joint venture with Elan Corporation, plc, Elan purchased 12,015 shares of our Series A convertible exchangeable preferred stock in July 2000 for $12,015,000. Elan also purchased 442,478 shares of our common stock for $5 million and we issued Elan a five-year warrant to purchase up to 1,000,000 shares of our common stock for $18 per share, in conjunction with the formation of our joint venture.

         In August 2000, we executed a comprehensive research and worldwide licensing agreement with Pfizer to provide broad-based access to our proprietary drug delivery systems in the development of new products. In connection with the agreement, Pfizer purchased 447,500 shares of our common stock for $5 million.

         In November 2000, we issued 8,286 shares of common stock for the earn-out distribution, valued at approximately $125,000, as set forth in the ViroTex merger agreement, for Del Pharmaceuticals' market launch of Orajel-Ultra.

         In December 2000, we entered into a collaboration, license and supply agreement with Sanofi-Synthelabo Inc. under which Sanofi was granted the exclusive right to market our Leuprogel products in North America. In connection with the transaction, Sanofi-Synthelabo purchased 824,572 shares of our common stock for approximately $15 million, pursuant to a Stock Purchase Agreement.

         These transactions were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act. Each transaction was privately negotiated and we made no public solicitation in the placement of these securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected consolidated financial data presented below is derived from our consolidated financial statements, which have been audited and reported upon by Deloitte & Touche LLP, our independent auditors. The selected consolidated financial data set forth in the table below is not necessarily indicative of our results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations" and the consolidated financial statements and related notes included herein.

                                     Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                                      Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                        2000           1999           1998           1997           1996
                                     ----------     ----------     ----------     ----------     ----------
                                    (In thousands, except per share data)
SUMMARY OF CONSOLIDATED
OPERATIONS:

   Total revenues                    $   10,043     $    5,635     $   21,073     $    9,849     $    1,640
   Total expenses                       (23,766)       (21,830)       (19,996)       (15,105)       (14,328)
   Other income (expense)               (12,773)          (350)           404          1,389          1,256
   Income tax expense                        --             --            (48)            --             --
                                     ----------     ----------     ----------     ----------     ----------
Income (loss) before
   extraordinary item and
   cumulative effect of change in
   accounting principle                 (26,496)       (16,545)         1,433         (3.867)       (11,432)
Extraordinary gain on
   extinguished debt                         80          3,275            257             --             --
Cumulative effect of change in
   accounting principle                 (20,612)            --             --             --             --
                                     ----------     ----------     ----------     ----------     ----------
Net income (loss) before
   preferred stock dividends         $  (47,028)    $  (13,270)    $    1,690     $   (3,867)    $  (11,432)
Accretion of dividend on
   preferred stock                         (383)            --             --             --             --
                                     ----------     ----------     ----------     ----------     ----------
Net income (loss) applicable to
   common stock                      $  (47,411)    $  (13,270)    $    1,690     $   (3,867)    $  (11,432)
                                     ==========     ==========     ==========     ==========     ==========
Basic and diluted earnings per
   common share:

Income (loss) before                 $    (2.23)    $    (1.46)    $      .13     $     (.35)    $    (1.13)
   extraordinary item and
   cumulative effect of change in
   accounting principle              $    (2.23)    $    (1.46)    $      .13     $     (.35)    $    (1.13)
Extraordinary item                           --            .29            .02             --             --
Cumulative effect of change in
   accounting principle                   (1.73)
                                     ----------     ----------     ----------     ----------     ----------
Net income (loss) before
   preferred stock dividends         $    (3.96)    $    (1.17)    $      .15     $     (.35)    $    (1.13)
Accretion of dividend on
   preferred stock                         (.03)            --             --             --             --
                                     ----------     ----------     ----------     ----------     ----------
Net income (loss) applicable to
   common stock                      $    (3.99)    $    (1.17)    $      .15     $     (.35)    $    (1.13)

                                     ==========     ==========     ==========     ==========     ==========
Basic and diluted weighted
   average shares outstanding            11,884         11,327         11,270         11,134         10,147
                                     ==========     ==========     ==========     ==========     ==========
CONSOLIDATED BALANCE SHEET DATA:
   Working capital                   $   56,549     $   38,646     $   63,121     $   67,229     $   24,669
   Total assets                          74,172         54,659         79,480         78,294         38,463
   Long-term obligations                 60,408         36,690         48,500         50,000             --
   Shareholders' equity                   7,809         14,670         28,422         26,703         30,284

----------

(1) In 2000, we changed the accounting method for licensing, marketing rights and milestone revenue to conform to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." See further discussion in Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS.

         The following Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operation, as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 193. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (i) whether we will receive, and the timing of, regulatory approvals or clearances to market potential product; (ii) the results of current and future clinical trials; (iii) the time and expenses associated with the regulatory approval process for products; (iv) the safety and effectiveness of our products and technologies; (v) the timing of new product launches; and (vi) expected future additional equity losses for Transmucosal Technologies, Ltd. (formerly Atrix Newco, Ltd.). The success of our business operations is, in turn, dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under the heading "Risk Factors."

OVERVIEW

         We are an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology, pain management, and dermatology products. Our drug delivery systems deliver controlled amounts of drugs in time frames ranging from minutes to months to address a range of therapeutic and patient needs. ATRIGEL is our original proprietary sustained release biodegradable polymer drug delivery system. The ATRIGEL system may provide benefits over traditional methods of drug administration such as: safe and effective, wide array and ease of applications, site-specific or systemic delivery, customized release rates and biodegradability. With the acquisition of ViroTex in November 1998, we added four additional drug delivery systems: BEMA, MCA, BCP and SMP. Currently we have 20 compounds in various stages of pre-clinical development, a number of which are being developed through partnerships with different external companies. For example, we have multiple undisclosed compounds in pre-clinical development with Pfizer. Most of these projects are preliminary in nature and we cannot predict whether any of them will be commercialized.

         We also partner with large pharmaceutical and biotechnology companies to apply our proprietary technologies to new chemical entities or to extend the patent life of existing products. We have strategic alliances with several pharmaceutical companies including collaborations with

Sanofi-Synthelabo, Pfizer, Elan, Geneva Pharmaceuticals, Del Pharmaceuticals, Pharmacia & Upjohn Animal Health, Block Drug Company/GlaxoSmithKline, and J.B. Williams Company.

         In July 2000, we formed a research joint venture, Transmucosal Technologies, Limited, with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc. The joint venture with Elan was formed for the purpose of developing and commercializing oncology and pain management products. The first compound selected to be developed in the joint venture was the opiate analgesic, fentanyl, using our BEMA drug delivery system for breakthrough cancer pain and management of chronic pain. As part of the agreement, Elan may provide funding to develop this and any future selected compounds. Initially, we are the majority-owner of this joint venture, while Elan made equity investments in our company. This joint venture will use our patented BEMA and ATRIGEL drug delivery systems and Elan's nanoparticulate drug delivery technology to deliver compounds targeted for major unmet medical needs in oncology and pain management.

         In August 2000, we executed a comprehensive research and worldwide licensing agreement with Pfizer Inc. to provide broad-based access to our proprietary drug delivery systems in the development of new products. Pfizer will provide funding to develop and commercialize their selected compounds using our patented drug delivery technologies. We retained manufacturing rights and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement. Pfizer also purchased $5 million of our common stock as part of the agreement.

         We entered into a collaboration, development and supply agreement with Geneva Pharmaceuticals, Inc. to conduct research and development activities on a collaborative basis to develop designated prescription generic dermatology products in August 2000. Under the agreement, we will be responsible for validation, formulation, development and required clinical studies of selected products. Geneva will be responsible for market research and commercialization of the products. Geneva will reimburse us for a portion of the research and development expenses we incur and both parties will share in the net profits from the sale of the products.

         In December 2000, we announced the successful completion of Phase III human clinical trials of our One-month Leuprogel prostate cancer treatment product. We plan to submit an NDA for the One-month Leuprogel product to the FDA in the first quarter of 2001. Due to our success with our One-month Leuprogel product, we submitted IND applications to the FDA for our Three-month and Four-month release versions of our One-month Leuprogel product. In June 2000 and January 2001, we initiated patient enrollment in our Three-month and Four-month Leuprogel products, respectively. We believe our Leuprogel product line may offer clinical advantages over existing treatments, since Leuprogel incorporates a smaller needle and is delivered subcutaneously, rather than with the more painful intramuscular injection. In December 2000, we entered into an exclusive North American marketing agreement with Sanofi-Synthelabo, a major international pharmaceutical company, to market our One-, Three- and Four-month Leuprogel products. The agreement is valued at approximately $60 million, which includes a license fee, research and development support and payments for certain clinical, regulatory and sales milestones of the Leuprogel products upon approval for marketing by the FDA. Additionally, as part of the agreement, Sanofi-Synthelabo purchased approximately $15 million of our common stock in December 2000. We also are entitled to receive $8 million for a license fee from Sanofi-Synthelabo. Included in our note receivable balance as of December 31, 2000 is the $15 million for Sanofi's common stock purchase and the $8 million for the license fee. We received the combined note receivable amount of $23 million in January 2001. The $8 million license fee from Sanofi-Synthelabo will be recognized as revenue over a ten-year period using the straight-line method in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements.

         Another market we have targeted is the treatment of acne, the most frequent condition seen by dermatologists. Atrisone incorporates our patented topical SMP delivery system with the water insoluble antibiotic dapsone to treat acne lesions. Phase III clinical trials enrollment for Atrisone commenced in January 2001. In April 2000, we submitted an IND application to the FDA for the use of Atrisone for the treatment of chronic itch associated with healed and healing burn wounds.

         We continued to devote significant resources during the year ended 2000 for the research and development of our Leuprogel prostate cancer treatment products and Atrisone acne treatment product and we anticipate this trend to continue for 2001. Research and development costs for third-party partnerships, such as Pfizer, Geneva Pharmaceuticals, and our joint venture with Elan will continue as well. Research and development reimbursements will be in accordance with each specific agreement's terms. Our strategic goal is to devote substantial resources to research and development efforts in the medical areas with the expectation of expediting products from the development stages through to commercialization. Research and development expenditures continued for existing and future dental products as well, including our recently FDA-approved ATRISORB-DOXY Barrier product. The ATRISORB-DOXY Barrier product is a second-generation GTR barrier that combines the benefits of the ATRISORB GTR Barrier product with the antibiotic doxycycline and is designed to reduce microbial contamination at the periodontal surgical site. In September 2000, we received FDA approval to market our ATRISORB-DOXY Barrier product.

         We commenced the market launch of our periodontal disease treatment product ATRIDOX in September 1998. Prior to 1998, we devoted our efforts and resources primarily towards research and development of dental products without a significant product on the market to generate material revenues. We realized a net profit for the first time in 1998 primarily as a result of earning $17 million in milestone revenue from Block Drug, a wholly owned subsidiary of GlaxoSmithKline, our marketing partner for our ATRIDOX and ATRISORB products, for the FDA approval and the subsequent market launch of ATRIDOX. The Block agreement provides for potential milestone payments totaling up to $50 million to us over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to the year 2000, we had recognized approximately $24,100,000 in milestone payments from Block. Effective in the fiscal fourth quarter of 2000, we changed our method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments over the term of the related agreements. We believe that the change in accounting principle is preferable based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101 - Revenue Recognition in Financial Statements. There was approximately $20,612,000 cumulative effect for this change in accounting principle which was reported as a charge in the year ended December 31, 2000. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms for each of the specific agreements. No Block milestone payments have been received during the year ended December 31, 2000.

         Several disputes exist with Block Drug Company concerning product pricing and milestone payments. We believe that pursuant to our agreement with Block, a milestone payment of $1,000,000 for the FDA approval of our ATRISORB-DOXY Barrier product was earned in 2000, but will not be recognized unless and until the dispute with Block is resolved in our favor. Pursuant to our agreement with Block, we will be entitled to an additional milestone payment of $2,000,000 upon Block's first commercial sale of the ATRISORB-DOXY Barrier product in the United States. The Block agreement provides that the first commercial sale of this product in the U.S. must occur within 120 days after FDA approval, subject to certain conditions that have been satisfied. We have notified Block that they are in breach of the agreement for failure to commence marketing of our ATRISORB-DOXY barrier product. The FDA approved the ATRISORB-DOXY Barrier product in September 2000. We intend to vigorously pursue our right to these milestone payments.

         We are committed to expanding the sales of ATRIDOX internationally, and in April 1999 we received our first European approval of ATRIDOX from the Medicines Control Agency of the United Kingdom. We are pursuing the mutual recognition of ATRIDOX in the European Union and in January 2000 received approval to market ATRIDOX in 11 additional European countries. We recently received individual marketing authorizations in Austria, Belgium, Finland, France, Greece, Ireland, Italy, and the Netherlands. Marketing authorizations in three other countries are pending. We expect European sales of ATRIDOX to commence in the first quarter of 2001. Additionally, we received marketing approval in Canada for ATRIDOX in July 2000. Block's Canadian subsidiary will market ATRIDOX and we are entitled to receive royalties on Canadian sales as well as manufacturing margins.

         The nationwide sales launch of Orajel - Ultra Mouth Sore Medicine, a new OTC oral care product based on our patented MCA drug delivery system commenced in September 2000. Under the terms of the agreement with our marketing partner, Del Pharmaceuticals Inc., we received licensing fees of $175,000 during 2000, and we will receive royalties on net sales of the product. The license fee revenue will be amortized through February 2016 in accordance with SAB 101 and our agreement with Del Pharmaceuticals.

         Pharmacia & Upjohn AnimalHealth, an affiliate of Pharmacia Corporation, replaced Heska Corporation in April 2000 as our marketing partner for the Doxirobe Gel (formerly named PERIOceutic gel) product to treat periodontal disease in companion animals. We will continue to manufacture the product.

         Third-party agreements for contract manufacturing utilizing our state-of-the-art manufacturing facility and contract research and development activities utilizing our five patented drug delivery technologies provide additional sources of revenue. We have increased our efforts to engage in these third-party arrangements in the year 2000.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999

         Effective in the fourth quarter of 2000, we changed our method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments as revenue over the term of the related agreements. The change in accounting principle is based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. Previously, we recognized $24,100,000 for nonrefundable technology access fees and milestone payments as revenue when received and when we fulfilled all contractual obligations relating to the fees and milestone payments. There was approximately $20,612,000 cumulative effect for this change in accounting principle which was reported as a charge in the year ended December 31, 2000. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms for each of the specific agreements. During the year ended December 31, 2000, the impact of the change in accounting principle increased net loss by approximately $18,734,000, or $1.58 per share. This amount is comprised of approximately $20,612,000, or $1.73 per share, cumulative effect of the change as described above, net of approximately $1,878,000, or $0.16 per share, recognized as revenue during the year. The remainder of the related deferred revenue will be recognized as revenue approximately as follows: $1,885,000 for each year from 2001 through 2010 and $11,000 for each year from 2011 through 2015 and $2,000 in 2016.

         Total revenues for the year ended December 31, 2000 were approximately $10,043,000 compared to approximately $5,635,000 for the year ended December 31, 1999, representing a 78% increase.

         Product net sales and royalty revenue were approximately $6,156,000 for the year ended December 31, 2000 compared to approximately $4,542,000 for the year ended December 31, 1999, representing a 36% increase. The increase of approximately $1,710,000 in our contract manufacturing business with unaffiliated third parties was the significant factor for the increase in net sales revenue.

         During the fourth quarter of 1999, we incurred a charge of $733,000 for a change in estimate for revenues from sales of ATRIDOX, ATRISORB FreeFlow GTR Barrier and ATRISORB GTR Barrier. This change resulted when Block provided updated information indicating the actual net selling price of these products was less than the estimated net selling price previously provided by Block. Our revenue is based on a set percentage of Block's actual net sales. We recorded this adjustment in the quarter ended December 31, 1999 as a change in estimate at the time it became known. Further, we reduced the rate at which we recognized revenue under the Block agreement during 2000 to reflect these lower selling prices.

         Contract research and development revenue represents revenue we earned from grants and from third parties for performing contract research and development activities using our various patented drug delivery technologies. Contract research and development revenue was approximately $2,009,000 for the year ended December 31, 2000 compared to approximately $1,093,000 for the year ended December 31, 1999, representing a 84% increase. Approximately, $1,344,000 was related to work on five research projects with third parties. Additionally, contract research and development revenue earned from our joint venture with Elan,

Transmucosal Technologies, Ltd., was approximately $251,000 for the year ended December 31, 2000 compared to $0 for the year ended December 31, 1999. We commenced research and development activities for Transmucosal Technologies in October 2000.

         Licensing, marketing rights and milestone revenue for the year ended December 31, 2000 was approximately $1,878,000 compared to $0 for the year ended December 31, 1999. Revenue of $1,878,000 was recognized in the year ended December 31, 2000 primarily for the Block milestone payments received in 1997 and 1998 in accordance with SAB 101.

         The Block agreement provides for potential milestone payments totaling up to $50 million to us over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to 2000, we had recognized $24.1 million in milestone payments from Block. No additional Block milestone payments were received in 2000. We are currently in a dispute with Block related to product pricing and milestone payments. See Item 3 - Legal Proceedings.

         Cost of goods sold was approximately $2,644,000 for the year ended December 31, 2000 compared to approximately $1,974,000 for the year ended December 31, 1999, representing a 34% increase. This increase in cost of goods sold is primarily related to the 36% increase in product net sales.

         Research and development expenses were approximately $16,735,000 for the year ended December 31, 2000 compared to approximately $15,555,000 for the year ended December 31, 1999 representing and 8% increase. This increase reflects a shift in our research and development focus from dental to medical products in 2000. Research and development costs for the year ended December 31, 2000 decreased approximately $3,200,000 for our dental products, increased approximately $3,500,000 for our Leuprogel products and increased approximately $772,000 for our Atrisone product. Our strategic goal is to devote substantial resources to our medical research and development efforts with the expectation of expediting products from the development stages through to commercialization.

         Administrative and marketing expenses were approximately $4,386,000 for the year ended December 31, 2000 compared to approximately $4,300,000 for the year ended December 31, 1999.

         We recognized a loss of approximately $12,239,000 for the year ended December 31, 2000 for our 80.1% equity share in the loss of Transmucosal Technologies, our joint venture with Elan. The joint venture's loss for this period included a one-time, non-cash charge of $15,000,000 in July 2000 for an exclusive license to use Elan's nanoparticulate drug delivery technology. We expect to record additional equity losses for Transmucosal Technologies in the foreseeable future.

         Investment income for the year ended December 31, 2000 was approximately $1,959,000 compared to approximately $2,720,000 for the year ended December 31, 1999, representing a 28% decrease. The decrease was primarily the result of a reduction in investment balances from 1999 to 2000.

         Interest expense for the year ended December 31, 2000 was approximately $2,582,000 compared to approximately $3,062,000 for the year ended December 31, 1999 representing a

16% decrease. The reduction in interest expense was primarily the result of our repurchase and subsequent retirement of $6,810,000, or approximately 14% of the original offering, of our 7% convertible subordinated notes since October 1999.

         During the year ended December 31, 2000, we repurchased a total of $500,000, or 1% of the original offering, of our outstanding subordinated notes for approximately $415,000, which includes approximately $7,000 for accrued interest paid. As a result, we recognized an extraordinary gain of approximately $80,000, net of deferred finance charges of approximately $12,000. As of December 31, 2000, the notes payable balance is $36,190,000.

         We issued Series A convertible exchangeable preferred stock to Elan in July 2000 in connection with the formation of our joint venture with Elan. Related to this issuance, we recognized approximately $383,000 for accretion of dividend on preferred stock during the year ended December 31, 2000 compared to $0 for the year ended December 31, 1999.

         For the reasons described above, we recorded a consolidated net loss applicable to common stock of approximately $47,411,000, or $3.99 per share, for the year ended December 31, 2000 compared to a consolidated net loss applicable to common stock of approximately $13,270,000, or $1.17 per share, for the year ended December 31, 1999. The approximately $12.2 million equity in loss of our joint venture and the approximately $20.6 million cumulative effect from a change in accounting principle were the primary factors causing the increase in consolidated net loss applicable to common stock between periods.

Years Ended December 31, 1999 and 1998

         Total revenues for the year ended December 31, 1999 were approximately $5,635,000 compared to approximately $21,073,000 for the year ended December 31, 1998, representing a 73% decrease.

         Our total revenue included product net sales and royalty revenue of approximately $4,542,000 for the year ended December 31, 1999 compared to approximately $3,451,000 for the year ended December 31, 1998, representing a 32% increase. ATRIDOX product sales increased 176% and ATRISORB FreeFlow GTR Barrier product sales increased 217% as a result of a full year of sales in 1999 compared to four months of sales of these products at the end of 1998. Both the ATRIDOX and ATRISORB FreeFlow GTR Barrier products were launched in September 1998.

         During the fourth quarter of 1999, we incurred a charge of $733,000 for a change in estimate for revenues from sales of ATRIDOX, ATRISORB FreeFlow GTR Barrier and ATRISORB GTR Barrier. This change resulted when Block provided updated information indicating the actual net selling price of these products was less than the estimated net selling price previously provided by Block. Our revenue is based on a set percentage of Block's actual net sales. We recorded this adjustment in the quarter ended December 31, 1999 as a change in estimate at the time it became known. Further, we have reduced the rate at which we recognized revenue under the Block agreement during 2000 to reflect these lower selling prices.

         Third-party contract manufacturing arrangements and royalty revenue relating to sales of the Eucalyptamint(R) 2000 product, both of which commenced in 1999, also contributed to the increase in sales for 1999. The acquisition of ViroTex in November 1998 included royalty revenue on future net sales of Viractin from J.B. Williams Company through July 2002. The increase in royalty revenue of 748% in 1999 was primarily due to the royalty revenue earned on a full year of Viractin sales in 1999. Partially offsetting the increase in sales revenue for 1999 was an 80% decrease in sales of the ATRISORB GTR Barrier product and a 76% decrease in sales of the Heska Periodontal Therapeutic product for companion animals.

         Contract revenue represents revenue we earned from grants and from unaffiliated third parties for performing contract research and development activities utilizing our proprietary drug delivery systems. Contract revenue was approximately $1,093,000 for the year ended December 31, 1999 compared to approximately $622,000 for the year ended December 31, 1998, representing a 76% increase. The increase was primarily due to the acceleration of revenue recognition on the ATRISORB-DOXY federal research grant, as a result of the corresponding acceleration of research and development efforts on these products.

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

         Cost of goods sold was approximately $1,974,000 for the year ended December 31, 1999 compared to approximately $2,250,000 for the period ended December 31, 1998, representing a 12% decrease. Although there was an increase in sales revenue for 1999, the decrease in cost of goods sold was primarily due to lower costs to manufacture the ATRIDOX and ATRISORB Freeflow GTR Barrier products as compared to the ATRISORB GTR Barrier product in 1998.

         Research and development expenses were approximately $15,555,000 for the year ended December 31, 1999 compared to approximately $12,189,000 for the year ended December 31, 1998 representing a 28% increase. This increase reflects a shift in our research and development focus from dental to medical products in 1999. Our strategic goal is to devote substantial resources to our research and development efforts in these areas with the expectation of quickly moving products from the development stage to commercialization.

         In 1998, we expensed $3,050,000 of the ViroTex purchase price, which was allocated to purchased in-process research and development projects, as of the date of acquisition. This charge to income was based upon an independent third-party valuation.

         Administrative and marketing expenses were approximately $4,300,000 for the year ended December 31, 1999 compared to approximately $2,507,000 for the year ended December 31, 1998, representing a 72% increase. The increase was primarily the result of recognition of approximately $863,000 for amortization expense on intangible assets associated with the ViroTex acquisition in November 1998. Also contributing to the increase were expenditures of approximately $415,000 associated with establishing our foreign subsidiary, Atrix Laboratories Limited, which commenced operations in June 1999.

         Investment income for the year ended December 31, 1999 was approximately $2,720,000 compared to approximately $3,966,000 for the year ended December 31, 1998, representing a 31% decrease. The decrease was primarily the result of a reduction in cash and cash equivalents and investments from 1998 to 1999. A loss of approximately $141,000 on the sale of investments recorded in 1999 also contributed to the decrease in investment income.

         Interest expense for the year ended December 31, 1999 was approximately $3,062,000 compared to approximately $3,575,000 for the year ended December 31, 1998 representing a 14% decrease. The reduction in interest expense was primarily the result of our repurchase and subsequent retirement of $11,810,000, or approximately 24% of the original offering, of our 7% convertible subordinated notes in 1999. We repurchased the notes for approximately $8,173,000. As a result, we recognized an extraordinary gain of approximately $3,275,000, or $0.29 per share, net of deferred finance charges and accumulated amortization of approximately $362,000.

         For the reasons described above, we recorded a consolidated net loss of approximately $13,270,000, or $1.17 per share, for the year ended December 31, 1999 compared to a net income applicable to common stock of approximately $1,690,000 or $0.15 per share for the year ended December 31, 1998. The $17 million Block milestone payments earned in 1998 was the primary factor causing the decrease in net income between periods. The impact of adopting SEC SAB 101 is not reflected in the amounts presented in the Results of Operations for the years ended December 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had cash and cash equivalents of approximately $4,484,000, marketable securities (at fair market value) of approximately $28,910,000, note receivable-stock subscription and other of $23,000,000, net accounts receivable of approximately $2,611,000, inventories of approximately $1,941,000, and other current assets of approximately $1,558,000, for total current assets of approximately $62,504,000. We had short-term deferred revenue of approximately $2,997,000 and other current liabilities of approximately $2,958,000, for total current liabilities of approximately $5,955,000, which resulted in working capital of approximately $56,549,000.

         As a part of our exclusive North American marketing agreement with Sanofi-Synthelabo signed in December 2000, Sanofi-Synthelabo purchased 824,572 shares of our common stock for approximately $15 million. Additionally, included in deferred revenue is $8 million for a license fee that will be amortized as revenue over a ten-year period using the straight-line amortization method in accordance with SAB 101 beginning in 2001. The combined amount of $23 million for Sanofi-Synthelabo's purchase of our common stock and the license fee is included in our note receivable- stock subscription and other balance at December 31, 2000. We received payment of the note receivable from Sanofi-Synthelabo in January 2001.

         In July 2000, we formed Transmucosal Technologies, Ltd., with Elan. This joint venture was established to develop and commercialize oncology and pain management products. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8,010,000 under a convertible promissory note agreement in support of our 80.1% share of Transmucosal Technologies' research and development costs. The note has a six-year term, will accrue interest at 7% per annum, compounded semi-annually and added to principal, and is convertible at Elan's option into our common stock at a $14.60 conversion price. The note also allows us to convert this debt into our common stock at the prevailing market price at maturity. As of December 31, 2000, we had not drawn any amounts under the note.

         In August 2000, we renewed a $ 1,000,000 bank line of credit that expires August 2001. Borrowings under the line bear interest at the prime rate. As of December 31, 2000, there was no obligation outstanding under this credit agreement.

         In November 1997, we issued $50,000,000 in principal amount of the notes. Interest is payable semi-annually and the notes mature on December 1, 2004. The notes are convertible, at the option of the holder, into common stock at a conversion price of $19.00 a share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at our option at any time on or after December 5, 2000. As of December 31, 2000, our notes payable balance is $36,190,000.

         During the year ended December 31, 2000, net cash used in operating activities was approximately $15,730,000. This was primarily a result of the net loss for the period of approximately $47,411,000 which is offset by certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows. Included in our net loss for the period was a $12,015,000 one-time, non-cash charge related to our 80.l% Transmucosal Technologies joint venture investment. Additionally, we recognized an approximately $20,612,000 non-cash charge for the cumulative effect of change in accounting principle in accordance with SAB 101 during the year ended December 31, 2000.

        Net cash provided by investing activities was approximately $5,959,000 during the year ended December 31, 2000. Proceeds from the sale of marketable securities of approximately $7,403,000 were used primarily for funding our operations. Other significant uses of cash for investing activities during the year ended December 31, 2000 included approximately $795,000 for the acquisition of property, plant and equipment, approximately $422,000 for our investment in marketable securities and approximately $246,000 for our investment in intangible assets.

        Net cash provided by financing activities was approximately $11,270,000 during the year ended December 31, 2000. Included in funds provided by financing was approximately $5,000,000 for the issuance of 442,478 shares of our common stock to Elan pertaining to the formation of the joint venture with Elan. Pfizer purchased 447,500 shares of our common stock for $5,000,000 as part of our comprehensive research and worldwide licensing agreement with them in August 2000. We also used $415,000 cash during the year ended December 31, 2000 to repurchase a total of $500,000 of our outstanding 7% convertible subordinated notes.

        At December 31, 2000, we had available for Federal income tax purposes, net operating loss carryforwards of approximately $75 million and approximately $2 million in research and development tax credits. These carryforwards will expire through 2019. Our ability to utilize our purchased net operating loss acquired with the acquisition of ViroTex, alternative minimum tax, and research and development credit carryforwards is subject to an annual limitation in future periods. This is pursuant to the "change in ownership" rules under
Section 382 of the Internal Revenue Code of 1986, as amended.

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

         o    the demand for our products.

         We expect to continue to incur substantial expenditures for research and development, testing, regulatory compliance, market development in European countries, possible repurchases of our notes and/or common stock and employment of additional management, scientific, manufacturing and administrative personnel. We will also continue to expend a significant amount of funds for ongoing clinical studies. Depending on the results of our research and development activities, we may determine to accelerate or expand our efforts in one or more proposed areas and may, therefore, require additional funds earlier than previously anticipated. Management believes that the existing cash and cash equivalent assets in addition to marketable security resources will be sufficient to fund our operations through 2001. However, we cannot provide assurance that underlying assumed levels of revenue and expense will prove accurate.

         We believe that it is advisable to augment our cash to fund all of our activities, including potential product acquisitions. Therefore, we will consider raising cash whenever market conditions are favorable. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. In addition, in the course of our business, we evaluate products and technologies held by third parties which, if acquired, could result in our development of product candidates or which complement technologies that we are currently developing. We expect, from time to time, to be involved in discussions with other entities concerning our potential acquisition of rights to additional pharmaceutical products. In the event that we acquire such products, or third-party technologies, we may find it necessary or advisable to obtain additional funding.

IMPACT OF INFLATION

         Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective in the fourth quarter of 2000, we changed our method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments as revenue over the term of the related agreements. The change in accounting principle is based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. Previously, we recognized $24,100,000 for nonrefundable technology access fees and milestone payments as revenue when received and when we fulfilled all contractual obligations relating to the fees and milestone payments. There was approximately $20,612,000 cumulative effect for this change in accounting principle which was reported as a charge in the year ended December 31, 2000. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms for each of the specific agreements. During the year ended December 31, 2000, the impact of the change in accounting principle increased net loss by approximately $18,734,000, or $1.58 per share. This amount is comprised of approximately $20,612,000, or $1.73 per share, cumulative effect of the change as described above, net of approximately $1,878,000, or $0.16 per share, recognized as revenue during the year. The remainder of the related deferred revenue will be recognized as revenue approximately as follows: $1,885,000 for each year from 2001 through 2010 and $11,000 for each year from 2011 through 2015 and $2,000 in 2016.

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which, as amended, was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 provides new standards for the identification, recognition and measurement of derivative financial instruments, including embedded derivatives. Historically, the Company has not entered into derivative contracts to hedge existing risks nor has the Company entered into speculative derivative contracts. Although the Company's convertible debt and preferred stock include conversion features that are considered to be embedded derivatives, accounting for those instruments is not affected by SFAS No. 133. The adoption of SFAS No. 133 on January 1, 2001 did not result in a transition adjustment in the financial statements.

RISK FACTORS

         In addition to the other information contained in this Report, we caution stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. The following information is not intended to limit, in any way, the characterization of other statements or information under other captions as cautionary statements for such purposes. These factors include:

         o Delay, difficulty, or failure in obtaining regulatory approval or clearance to market additional products, including delays or difficulties in development because of insufficient proof of safety or efficacy.

         o Substantial manufacturing and marketing expenses to be incurred in the commercial launch of the ATRIDOX product and ATRISORB products and commercializing future products.

         o Failure of corporate partners to develop or commercialize successfully our products, or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between our company and such corporate partners.

         o Our limited experience in the sale and marketing of our products and dependence on Block to establish effective marketing, sales and distribution capabilities for ATRIDOX, ATRISORB GTR Barrier and ATRISORB-DOXY products in North America. Failure to internally develop marketing channels for ATRIDOX, ATRISORB GTR Barrier and ATRISORB-DOXY products in Europe.

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

         o Limited experience in manufacturing products on a commercial scale, failure to manufacture present and future products in compliance with applicable regulations and at an acceptable cost.

         o Product liability or other claims against us which may result in substantial damages or reduce demand for our products.

         o Cancellation or termination of material collaborative agreements (including the Block agreement) and the resulting loss of research or other funding, or marketing, sales and distribution capabilities.

         o Access to the pharmaceutical compounds necessary to successfully commercialize the ATRIGEL system, ATRIDOX and ATRISORB products or other products and delivery systems currently in development.

         o Competitive or market factors that may limit the use or broad acceptance of our products.

         o The ability to attract and retain highly qualified management and scientific personnel.

         o Difficulties or high costs of obtaining adequate financing to fund future research, development and commercialization of products.

         o    The slow rate of acceptance of new products.

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

         o Our ability to successfully acquire and integrate technologies and businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES CONCERNING MARKET RISKS.

         We own financial instruments that are sensitive to market risks as part of our investment portfolio of cash equivalents and marketable securities. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Due to the nature of our investment portfolio, the investment portfolio contains instruments that are primarily subject to interest rate risk. Our convertible subordinated notes are also subject to interest rate and equity price risks.

     Interest Rate Risk

         Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds with maturity dates ranging from one to nine years. To mitigate the impact of fluctuations in cash flow, we maintain substantially all of our debt instruments as fixed rate. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. The portion maintained as fixed rate is dependent on many factors including judgments as to future trends in interest rates.

         Our investment portfolio also includes equity interests in United States government and agency bond mutual funds. The value of these equity interests is also subject to interest rate risk.

         We regularly assess the above described market risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. Our investment policy restricts investments to United States government or government backed securities, or the highest rated commercial paper (A1P1) only. As a result, we do not anticipate any material losses from these investments.

         For disclosure purposes, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our investment and debt instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents and long-term and short-term debt investments.

         To perform sensitivity analysis, we assess the fair values loss risk from the impact of hypothetical changes in interest rates on interest rate sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 2000. The fair values that result from these computations are compared with the carrying values of these financial instruments at December 31, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at December 31, 2000 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates, with all other variables held constant, would result in an increase in the fair value of our financial instruments by approximately $204,000. A 10% increase in the levels of interest rates, with all other variables held constant, would result in a decrease in the fair value of our financial instruments by approximately $204,000 per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $7.7 million at December 31, 2000, at variable interest rates. If interest rates were to increase 10%, the impact of such instruments on cash flows or earnings would not be material.

         The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of the individual securities we own.

         The market price of our 7% convertible subordinated notes generally changes in parallel with the market price of our common stock and, to a lesser extent, changes in interest rates. When our stock price increases, the price of these notes generally increases proportionally. Fair market price of our notes can be determined from quoted market prices, where available. The fair value of our long-term debt was estimated to be approximately $37,226,000 at December 31, 2000 and is higher than the carrying value by approximately $1,036,000. Market risk sensitivity was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in our weighted average long-term borrowing rate and a 1% change in quoted market prices of our common stock, or approximately $724,000.

     Exchange Rate Risk

         We face foreign exchange rate fluctuations, primarily with respect to the British Pound and the European Euro, as the financial results of our foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the year ended December 31, 2000 was not material. Based on our overall foreign currency rate exposure at December 31, 2000, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained in our definitive proxy statement for our annual shareholders meeting, scheduled to be held on May 7, 2001, regarding our directors and officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained in our definitive proxy statement for our annual shareholders meeting, scheduled to be held on May 7, 2001, regarding executive compensation is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained in our definitive proxy statement for our annual shareholders meeting, scheduled to be held on May 7, 2001, regarding security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained in our definitive proxy statement for our annual shareholders meeting, scheduled to be held on May 7, 2001, regarding certain relationships and related transactions is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Our following documents are filed as part of this Report:

                  1.       Consolidated Financial Statements

                           Independent Auditors' Report

                           Consolidated Balance Sheets - December 31, 2000 and
                              1999

                           Consolidated Statements of Operations - Years Ended
                              December 31, 2000, 1999, and 1998

                           Consolidated Statements of Changes in Shareholders'
                              Equity - Years Ended December 31, 2000, 1999, and 1998

                           Consolidated Statements of Cash Flows - Years Ended
                              December 31, 2000, 1999, and 1998

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

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

                                       ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                                       (Registrant)


Date: March 14, 2001                   By: /s/ David R. Bethune
                                           --------------------
                                       David R. Bethune
                                       Chairman of the Board and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Nicolas G. Bazan         Director                       March 14, 2001
----------------------------
Dr. Nicolas G. Bazan

/s/ David R. Bethune             Chairman of the                March 14, 2001
----------------------------     Board and Chief
David R. Bethune                 Executive Officer
                                 (Principal Executive
                                 Officer)

/s/ H. Stuart Campbell           Director                       March 14, 2001
----------------------------
H. Stuart Campbell

/s/ Dr. D. Walter Cohen          Director                       March 14, 2001
----------------------------
Dr. D. Walter Cohen

/s/ Sander A. Flaum              Director                       March 14, 2001
----------------------------
Sander A. Flaum

/s/ Dr. Richard L. Jackson       Director and Senior            March 14, 2001
----------------------------
Dr. Richard L. Jackson           Vice President of
                                 Research and Development

/s/ C. Rodney O'Connor           Director                       March 14, 2001
----------------------------
C. Rodney O'Conner

/s/ Brian G. Richmond            Vice President of              March 14, 2001
----------------------------     Finance and Assistant
Brian G. Richmond                Secretary (Principal
                                 Financial and
                                 Accounting Officer)

/s/ John E. Urheim               Director                       March 14, 2001
----------------------------
John E. Urheim

                     CONSOLIDATED FINANCIAL STATEMENT INDEX

                                                                                    Page
                                                                                    ----
INDEPENDENT AUDITORS' REPORT                                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets - December 31, 2000 and 1999                       F-3

   Consolidated Statements of Operations - Years Ended December 31, 2000,
   1999 and 1998                                                                  F-4

   Consolidated Statements of Changes in Shareholders' Equity - Years Ended
   December 31, 2000, 1999, and 1998                                              F-5

   Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
   1999, and 1998                                                                 F-7

   Notes to the consolidated financial statements                                 F-8 - F-21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Atrix Laboratories, Inc. and Subsidiaries
Fort Collins, Colorado

     We have audited the accompanying consolidated balance sheets of Atrix Laboratories, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition in 2000.

DELOITTE & TOUCHE LLP


Denver, Colorado
February 28, 2001

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           December 31, 2000  December 31, 1999
                                                                           -----------------  -----------------
     CURRENT ASSETS:
      Cash and cash equivalents                                              $   4,484,330     $   3,021,869
      Marketable securities available for sale, at fair market value            28,910,439        34,856,697
      Notes receivable - stock subscription and other                           23,000,000                --
      Accounts receivable, net of allowance for doubtful accounts
         of $209,659 and $18,355                                                 2,610,683         1,222,850
      Interest receivable                                                          472,201           562,318
      Inventories                                                                1,940,929         1,862,522
      Prepaid expenses and deposits                                              1,085,070           418,812
                                                                             -------------     -------------
           Total current assets                                                 62,503,652        41,945,068
                                                                             -------------     -------------

     PROPERTY, PLANT AND EQUIPMENT, NET                                          6,818,372         7,114,761
                                                                             -------------     -------------

     OTHER ASSETS:
      Intangible assets, net of accumulated amortization of $2,399,431
       and $1,477,698                                                            4,049,104         4,500,325
      Deferred finance costs, net of accumulated amortization of $628,379
       and $430,007                                                                800,536         1,018,650
                                                                             -------------     -------------
           Other assets, net                                                     4,849,640         5,598,975
                                                                             -------------     -------------
             TOTAL ASSETS                                                    $  74,171,664     $  54,658,804
                                                                             =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
      Accounts payable - trade                                               $   2,197,980     $   2,455,605
      Interest payable                                                             215,156           211,094
      Accrued salaries and payroll taxes                                           278,684           321,548
      Other accrued liabilities                                                    265,873           150,396
      Deferred revenue                                                           2,997,154           160,000
                                                                             -------------     -------------
           Total current liabilities                                             5,954,847         3,298,643
                                                                             -------------     -------------
        DEFERRED REVENUE                                                        24,217,699                --
        CONVERTIBLE SUBORDINATED NOTES PAYABLE                                  36,190,000        36,690,000

     COMMITMENTS AND CONTINGENCIES (SEE NOTES 4, 6, 7 AND 11)

     SHAREHOLDERS' EQUITY:
      Preferred stock, $.001 par value; 5,000,000 shares authorized
         Series A preferred stock, $.001 par value, 200,000 shares
             authorized and no shares issued or outstanding                             --                --
         Series A convertible exchangeable preferred stock,
             $.001 par value, 20,000 shares authorized; 12,015 shares
             issued and outstanding. Liquidation preference
             $12,397,505 and $-0-                                                       12                --
      Common stock, $.001 par value; 25,000,000 shares authorized;
         13,341,681 and 11,435,244 shares issued; 13,341,681 and
         11,427,554 shares outstanding                                              13,342            11,435
      Additional paid-in capital                                               113,763,660        74,495,672
      Treasury stock, -0- and 7,690 shares, at cost                                     --           (80,846)
      Accumulated other comprehensive loss                                        (471,306)       (1,696,010)
      Accumulated deficit                                                     (105,496,590)      (58,060,090)
                                                                             -------------     -------------
           Total shareholders' equity                                            7,809,118        14,670,161
                                                                             -------------     -------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  74,171,664     $  54,658,804
                                                                             =============     =============

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended         Year Ended         Year Ended
                                                             December 31, 2000  December 31, 1999  December 31, 1998
                                                             -----------------  -----------------  -----------------
REVENUE:

Net sales and royalties                                        $  6,156,227       $  4,541,703       $  3,451,148
Contract research and development revenue                         2,008,773          1,093,358            621,771
Licensing, marketing rights and milestone revenue                 1,877,538                 --         17,000,000
                                                               ------------       ------------       ------------
           Total revenue                                         10,042,538          5,635,061         21,072,919
                                                               ------------       ------------       ------------

OPERATING EXPENSE:
Cost of goods sold                                                2,644,192          1,974,009          2,249,776
Research and development                                         16,735,195         15,555,333         12,189,212
Purchased in-process research and development                            --                 --          3,050,000
Administrative and marketing                                      4,386,465          4,300,480          2,506,879
                                                               ------------       ------------       ------------
       Total operating expense                                   23,765,852         21,829,822         19,995,867
                                                               ------------       ------------       ------------
INCOME (LOSS) FROM OPERATIONS                                   (13,723,314)       (16,194,761)         1,077,052

OTHER INCOME (EXPENSE):
Equity in loss of joint venture                                 (12,238,700)                --                 --
Investment income                                                 1,959,195          2,719,830          3,965,966
Interest expense                                                 (2,582,320)        (3,062,239)        (3,574,906)
Other                                                                88,581             (7,651)            13,439
                                                               ------------       ------------       ------------
       Net other income (expense)                               (12,773,244)          (350,060)           404,499
                                                               ------------       ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (26,496,558)       (16,544,821)         1,481,551
Income tax - current expense                                             --                 --            (48,183)
                                                               ------------       ------------       ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        (26,496,558)       (16,544,821)         1,433,368
Extraordinary gain on extinguished debt                              79,906          3,274,595            256,678
Cumulative effect of change in accounting principle             (20,611,526)                --                 --
                                                               ------------       ------------       ------------
NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS             $(47,028,178)      $(13,270,226)      $  1,690,046
Accretion of dividend on preferred stock                           (382,505)                --                 --
                                                               ------------       ------------       ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                   $(47,410,683)      $(13,270,226)      $  1,690,046
                                                               ============       ============       ============

Basic and diluted earnings per common share:
Income (loss) before extraordinary item and cumulative
effect of change in accounting principle                       $      (2.23)      $      (1.46)      $        .13
Extraordinary item                                                       --                .29                .02
Cumulative effect of change in accounting principle                   (1.73)                --                 --
                                                               ------------       ------------       ------------
Net income (loss) before preferred stock dividends             $      (3.96)      $      (1.17)      $        .15
Accretion of dividend on preferred stock                               (.03)                --                 --
                                                               ------------       ------------       ------------
Net income (loss) applicable to common stock                   $      (3.99)      $      (1.17)      $        .15
                                                               ============       ============       ============
Basic and diluted weighted average common shares
outstanding                                                      11,883,712         11,327,213         11,269,981
                                                               ============       ============       ============

Pro forma amounts assuming the change in revenue recognition method is applied retroactively:
Net loss before extraordinary item                             $(26,496,558)      $(14,671,046)      $(14,454,433)
                                                               ------------       ------------       ------------
Net loss applicable to common stock                            $(26,799,157)      $(11,396,451)      $(14,197,755)
                                                               ------------       ------------       ------------
Basic and diluted earnings per common share:
Net loss before extraordinary item                             $      (2.23)      $      (1.30)      $      (1.28)
                                                               ------------       ------------       ------------
Net loss applicable to common stock                            $      (2.26)      $      (1.01)      $      (1.26)
                                                               ------------       ------------       ------------


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                        Additional                   Other
                                 Preferred Stock       Common Stock      Paid-in      Treasury   Comprehensive
                                 Shares   Amount     Shares    Amount    Capital        Stock         Loss
                                 ------   ------   ----------  -------  -----------  ----------  ---------------
   BALANCE, DECEMBER 31, 1997        --   $   --   11,177,261  $11,177  $73,224,442  $       --    $   (177,867)
   Comprehensive income:
      Net income                     --       --           --       --           --          --              --
    Other comprehensive
       income:
       - Unrealized gain on
         Investments                 --       --           --       --           --           --          81,314

   Net comprehensive income
   Exercise of stock options         --       --      145,212      146      228,686           --              --
   Issuance for employee stock
      purchase plan                  --       --          339       --        4,557           --              --
   Issuance for acquisition:
      Common stock                   --       --       37,860       38      389,920           --              --
      Stock options                                        --       --      921,370           --              --
      Warrants                       --       --           --       --       30,555           --              --
   Compensation - stock options                            --       --       23,412           --              --
   Purchase of treasury stock        --       --     (157,000)      --           --   (1,650,564)             --
                                 ------   ------   ----------  -------  -----------  -----------     -----------
   BALANCE, DECEMBER 31, 1998        --       --   11,203,672   11,361   74,822,942   (1,650,564)        (96,553)
   Comprehensive loss:
     Net loss                        --       --           --       --           --           --              --
     Other comprehensive loss:
       - Cumulative foreign
          currency translation
          adjustments                --       --           --       --           --           --            (931)
       -  Unrealized loss on
          investments                --       --           --       --           --           --      (1,598,526)

   Net comprehensive loss
   Exercise of stock options         --       --      120,650       15     (763,781)   1,107,550              --
   Exercise of non-qualified
       stock Options                 --       --        1,000       --           --       10,513              --
   Issuance for employee stock
      purchase plan                  --       --        3,382       --        4,781       31,129              --

   Issuance of restricted stock      --       --       80,000       40      236,840      420,526              --

   Issuance for earn-out
       distribution                  --       --       18,850       19      194,890           --              --
                                 ------   ------   ----------  -------  -----------  -----------     -----------
   BALANCE, DECEMBER 31, 1999        --   $   --   11,427,554  $11,435  $74,495,672  $   (80,846)    $(1,696,010)
                                                    Total
                                  Accumulated   Shareholders'
                                     Deficit        Equity
                                 -------------  -------------
   BALANCE, DECEMBER 31, 1997    $(46,354,834)   $ 26,702,918
   Comprehensive income:
      Net income                    1,690,046       1,690,046
    Other comprehensive
       income:
       - Unrealized gain on
         Investments                       --          81,314
                                                 ------------
   Net comprehensive income                         1,771,360
   Exercise of stock options               --         228,832
   Issuance for employee stock
      purchase plan                        --           4,557
   Issuance for acquisition:
      Common stock                         --         389,958
      Stock options                        --         921,370
      Warrants                             --          30,555
   Compensation - stock options            --          23,412
   Purchase of treasury stock              --      (1,650,564)
                                 ------------    ------------
   BALANCE, DECEMBER 31, 1998     (44,664,788)     28,422,398
   Comprehensive loss:
     Net loss                     (13,270,226)    (13,270,226)
     Other comprehensive loss:
       - Cumulative foreign
          currency translation
          adjustments                      --            (931)
       -  Unrealized loss on
          investments                      --      (1,598,526)
                                                 ------------
   Net comprehensive loss                         (14,869,683)
   Exercise of stock options          (32,567)        311,217
   Exercise of non-qualified
       stock Options                   (3,513)          7,000
   Issuance for employee stock
      purchase plan                     1,530          37,440

   Issuance of restricted stock       (90,526)        566,880

   Issuance for earn-out
       distribution                        --         194,909
                                 ------------    ------------
   BALANCE, DECEMBER 31, 1999    $(58,060,090)   $ 14,670,161

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                    Accumulated
                                                                        Additional                     Other
                                 Preferred Stock       Common Stock      Paid-in      Treasury     Comprehensive
                                 Shares   Amount     Shares    Amount    Capital        Stock          Loss
                                 ------   ------   ----------  -------  -----------  -----------   -------------
   Comprehensive loss:
     Net loss                        --       --           --       --           --           --            --
     Other comprehensive loss:
       - Cumulative foreign
          currency translation
          adjustments                --       --           --       --           --           --        13,430
       -  Unrealized gain on
          investments                --       --           --       --           --           --     1,211,274

   Net comprehensive loss
   Issuance of Series A
     Convertible Exchangeable
     Preferred Stock to Elan     12,015       12           --       --    12,014,988          --            --
   Accretion on preferred stock      --       --           --       --       382,505          --            --
   Issuance of common stock and
     warrants to Elan                --       --      442,478      442     4,999,558          --            --
   Issuance of common stock
     to Pfizer                       --       --      447,550      448     4,999,552          --            --
   Issuance of common stock
     to Sanofi-Synthelabo            --       --      824,572      824    14,999,171          --            --
   Exercise of stock options         --       --      135,352      130     1,144,665      69,029            --
   Exercise of non-qualified
     stock options                   --       --        4,480        4        29,698          --            --
   Issuance for employee stock
     purchase plan                   --       --        8,707        8        73,330      11,817            --
   Issuance of restricted stock      --       --       42,702       43       499,902          --            --
   Issuance for earn-out
     distribution                    --       --        8,286        8       124,619          --            --
                                 ------   ------   ----------  -------  ------------ -----------   -----------
   BALANCE, DECEMBER 31, 2000    12,015   $   12   13,341,681  $13,342  $113,763,660 $        --   $  (471,306)
                                 ======   ======   ==========  =======  ============ ===========   ===========
                                                     Total
                                  Accumulated     Shareholders'
                                     Deficit          Equity
                                 --------------   ------------
   Comprehensive loss:
     Net loss                      (47,410,683)    (47,410,683)
     Other comprehensive loss:
       - Cumulative foreign
          currency translation
          adjustments                       --          13,430
       -  Unrealized gain on
          investments                       --       1,211,274
                                                  ------------
   Net comprehensive loss                          (46,185,979)
   Issuance of Series A
     Convertible Exchangeable
     Preferred Stock to Elan                --      12,015,000
   Accretion on preferred stock             --         382,505
   Issuance of common stock and
     warrants to Elan                       --       5,000,000
   Issuance of common stock
     to Pfizer                              --       5,000,000
   Issuance of common stock
     to Sanofi-Synthelabo                   --      14,999,995
   Exercise of stock options           (23,920)      1,189,904
   Exercise of non-qualified
     stock options                          --          29,702
   Issuance for employee stock
     purchase plan                      (1,897)         83,258
   Issuance of restricted stock             --         499,945
   Issuance for earn-out
     distribution                           --         124,627
                                 -------------    ------------
   BALANCE, DECEMBER 31, 2000    $(105,496,590)   $  7,809,118
                                 =============    ============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended           Year Ended            Year Ended
                                                                        December 31, 2000    December 31, 1999    December 31, 1998
                                                                        -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) applicable to common stock                               $(47,410,683)        $(13,270,226)        $  1,690,046
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
   Accretion of dividend on preferred stock                                     382,505                   --                   --
   Depreciation and amortization                                              2,190,431            1,776,695            1,317,871
   Equity in loss of joint venture                                           12,238,700                   --                   --
   (Gain) loss on sale of property, plant and equipment                          (7,496)             113,772               45,031
   (Gain) loss on sale of marketable securities                                 171,583              140,350              (28,186)
   Provision for bad debts                                                      191,304              (30,810)             (62,313)
   Write-off of obsolete patents                                                  2,656               25,835               32,226
   Stock compensation                                                           124,620              309,380               23,412
   Extraordinary gain on extinguished debt                                      (79,906)          (3,274,595)            (256,678)
   Cumulative effect of change in accounting principle                       20,611,526                   --                   --
   Purchased in-process research and development                                     --                   --            3,050,000
Net changes in operating assets and liabilities,  net of effects of
   ViroTex acquisition in 1998:
   Accounts receivable                                                       (1,588,431)           4,745,406           (4,271,706)
   Interest receivable                                                           90,117              102,056             (324,028)
   Inventories                                                                  (74,827)             701,014           (1,254,017)
   Prepaid expenses and deposits                                               (665,846)             434,454             (649,997)
   Other assets                                                                      --              474,708                   --
   Accounts payable                                                            (423,926)             805,115             (466,755)
   Interest payable                                                               4,062              (67,945)              (8,632)
   Accrued salaries and payroll taxes                                           (43,190)              61,562              (16,746)
   Other accrued liabilities                                                    113,763              (63,691)            (149,210)
   Deferred revenue                                                          (1,556,673)               6,398              153,602
                                                                           ------------         ------------         ------------
     Net cash used in operating activities                                  (15,729,711)          (7,010,522)          (1,176,080)
                                                                           ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment and leasehold
    improvements                                                               (795,176)          (1,194,081)          (1,004,291)
   Investment in intangible assets                                             (246,142)            (268,184)            (213,189)
   Proceeds from sale of property, plant and equipment                           20,025               29,235                2,725
   Proceeds from sale of marketable securities                                7,402,544           10,710,352           20,130,000
   Proceeds from maturity of marketable securities                                   --            9,352,656           48,043,018
   Investment in marketable securities                                         (421,927)         (54,968,515)         (19,570,429)
   Acquisition of ViroTex - net of cash acquired                                     --              (23,124)          (4,833,192)
                                                                           ------------         ------------         ------------
     Net cash provided by (used in) investing activities                      5,959,324             (963,575)           7,156,556
                                                                           ------------         ------------         ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of equity securities                               11,678,184              613,156              233,388
   Extinguished convertible long-term debt                                     (408,000)          (8,172,900)          (1,192,500)
   Acquisition of treasury stock                                                     --                   --           (1,650,564)
                                                                           ------------         ------------         ------------
     Net cash provided by (used in) financing activities                     11,270,184           (7,559,744)          (2,609,676)
                                                                           ------------         ------------         ------------
                                                                           ------------         ------------         ------------
   NET EFFECT OF EXCHANGE RATE ON CASH                                          (37,336)                (931)                  --
                                                                           ------------         ------------         ------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,462,461          (15,534,772)           3,370,800
   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               3,021,869           18,556,641           15,185,841
                                                                           ------------         ------------         ------------
   CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  4,484,330         $  3,021,869         $ 18,556,641
                                                                           ============         ============         ============
     Supplemental cash flow information:
         Cash paid for interest                                            $  2,568,015         $  3,110,116         $  3,569,421
                                                                           ============         ============         ============


Non-cash activities:       1998
                           Issued common stock, warrants, and stock options valued at $1,341,883 in connection with the acquisition of ViroTex

                           1999
                           Issued common stock valued at $194,909 in connection with the May 1999 earn-out payments relating to the ViroTex acquisition

                           Recognized compensation expense of $309,380 with issuance of restricted common stock as an addition to additional paid-in capital

                           2000
                           Issued common stock valued at approximately
                           $15,000,000 to Sanofi-Synthelabo in connection with the marketing agreement

                           Issued preferred stock valued at $12,015,000 in exchange for an 80.1% initial interest in our joint venture with Elan

                           Issued common stock valued at $124,627 in connection with the November 2000 earn-out payments relating to the ViroTex acquisition

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Atrix Laboratories, Inc. was formed in August 1986 as a Delaware corporation. In November 1998, the Company acquired ViroTex. In June 1999, the Company organized its wholly owned subsidiary Atrix Laboratories Limited, which is based in London, England. In February 2000, the Company organized its wholly owned subsidiary Atrix Laboratories GmbH, which is based in Frankfurt, Germany, to conduct its European operations. Collectively, Atrix Laboratories and its subsidiaries are referred to as Atrix or the Company. In June 2000, the Company entered into a research joint venture, Transmucosal Technologies, Limited, with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc.

         The Company is an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, the Company is currently developing a diverse portfolio of products, including proprietary oncology, pain management, and dermatology products. The Company also partners with large pharmaceutical and biotechnology companies to apply its proprietary technologies to new chemical entities or to extend the patent life of existing products. The Company has strategic alliances with several pharmaceutical to use its drug delivery technologies and expertise in the development of new products.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Atrix Laboratories, Inc., and its wholly owned subsidiaries Atrix Laboratories Limited and Atrix Laboratories, GmbH. All significant intercompany transactions and balances have been eliminated. While the Company initially owns 80.1% of Transmucosal Technologies' outstanding common stock, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in Emerging Issues Task Force Bulletin 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest, but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Accordingly, the Company accounts for its investment in Transmucosal Technologies under the equity method of accounting.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         Cash equivalents include highly liquid investments with an original maturity of three months or less.

MARKETABLE SECURITIES

         Marketable securities are classified as available-for-sale and are carried at fair market value with the unrealized holding gain or loss included in shareholders' equity as a component of other comprehensive income (loss). Premiums and discounts associated with bonds are amortized using the effective interest rate method.

STOCK SUBSCRIPTIONS

         The note receivable for stock subscriptions is shown as a current asset to the extent collected before the financial statements are published.

INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. The components of inventories are as follows as of December 31:

                       2000           1999
                    ----------    ----------
Raw materials       $1,616,878    $1,486,289
Work in progress       144,723       300,571
Finished goods         179,328        75,662
                    ----------    ----------
   Total            $1,940,929    $1,862,522
                    ----------    ----------

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements and capital additions to the Company's building are amortized over the remaining term of the related lease and estimated useful life respectively. The components of net property, plant and equipment are as follows as of December 31:

                                                 2000              1999
                                             ------------     ------------
Land                                         $  1,071,018     $  1,071,018
Building                                        3,610,068        3,573,695
Leasehold improvements                            470,002          470,002
Furniture & fixtures                              440,534          387,549
Machinery                                       5,038,815        4,517,952
Office equipment                                  813,317          686,958
                                             ------------     ------------
      Total property, plant and equipment      11,443,754       10,707,174

Accumulated depreciation and amortization      (4,625,382)      (3,592,413)
                                             ------------     ------------
      Property, plant and equipment, net     $  6,818,372     $  7,114,761
                                             ============     ============

INTANGIBLE ASSETS

         Intangible assets consist of patents, purchased technology, purchased royalty rights, and goodwill. Patents are stated at the legal cost incurred to obtain the patents. Upon approval, patent costs are amortized, using the straight-line method, over their estimated useful life ranging from ten to twenty years. The values assigned to the purchased technology, purchased royalty rights, and goodwill arising from the ViroTex acquisition are being amortized using the straight-line method over the period of expected benefit of four to five years.

VALUATION OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted non-discounted future operating cash flows expected to result from the use of these assets and their eventual disposition, the carrying value of these assets is reduced to fair value. Management does not believe current events or circumstances indicate that long-lived assets, including goodwill, are impaired as of December 31, 2000.

DEFERRED FINANCE COSTS

         Costs associated with the issuance of the 7% convertible subordinated notes were deferred and are being amortized on a straight-line basis over the seven-year term of the notes. As convertible notes are repurchased and subsequently extinguished, the pro-rata portion of unamortized deferred finance costs is written off.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Unless otherwise stated herein, the fair value of the Company's financial instruments approximate their carrying value due to the relatively short periods to maturity of the instruments and/or variable rates of the instruments, which approximate current interest rates.

REVENUE RECOGNITION

         The Company recognizes revenue on product sales and contract manufacturing at the time of shipment. Royalty revenue is recognized at the time of shipment by the licensee and is reported with net sales revenue.

         Contract research and development revenue, with the exception of the joint venture with Elan and the partnership agreement with Geneva Pharmaceuticals, is recognized on a straight-line basis over the estimated time frame to complete the work detailed in each agreement. Contract research and development revenue, as it relates to work performed on behalf of the joint venture with Elan, is recognized as approved costs are incurred and subsequently charged back to the joint venture. Contract research and development revenue as it relates to work performed under the agreement with Geneva Pharmaceuticals is recognized as research work is performed and costs are incurred for Geneva's share of costs.

         The Company previously recognized nonrefundable technology access fees and milestone payments as revenue when received and when the Company fulfilled all contractual obligations relating to the fees and milestone payments. Effective in the fourth quarter of 2000, the Company changed its method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments over the term of the related agreements in accordance the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $20,611,526 cumulative effect of a change in accounting principle was reported as a charge in the year ended December 31, 2000. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the specific agreements. During the year ended December 31, 2000, the impact from the change in accounting principle increased net loss by approximately $18,734,000, or $1.58 per share. This amount is comprised of approximately $20,612,000, or $1.73 per share, cumulative effect of the change as described above, net of approximately $1,878,000, or $0.16 per share, recognized as revenue during the year. The remainder of the related deferred revenue will be recognized as revenue approximately as follows: $1,885,000 for each year from 2001 through 2010 and $11,000 for each year from 2011 through 2015 and $2,000 in 2016.

RESEARCH AND DEVELOPMENT

         Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on the Company's behalf. A portion of overhead costs is allocated to research and development costs on a weighted-average percentage basis among all projects under development.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. The effect of assuming conversion of the Series A convertible preferred stock is excluded from the diluted earnings per share computations since the conversion option commences July 18, 2002. Additionally, since the Company did not draw any proceeds under the convertible promissory note agreement with Elan as of December 31, 2000, there was no effect on earnings per share computations pertaining to this convertible promissory note for the periods presented. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive. For the years ended December 31, 2000 and 1999 approximately 2.3 million, and 1.9 million equivalent dilutive securities (primarily convertible notes and common stock options), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive. Additionally, for the year ended December 31, 1998, approximately 2.6 million equivalent dilutive securities for convertible notes were excluded from the weighted-average number of common shares outstanding for the net income per share computation as they are antidilutive. The notes were antidilutive as a result of assuming the elimination of interest expense under the "if converted" method for the year ended December 31, 1998. Also for the year ended December 1998, approximately 429,000 equivalent dilutive securities for common stock options were excluded from the weighted-average number of common shares outstanding for the net income per share computation due to the insignificant effect.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective in the fiscal fourth quarter of 2000, the Company changed its method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments as revenue over the term of the related agreements. The change in accounting principle is based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. Previously, the Company recognized $24,100,000 for nonrefundable technology access fees and milestone payments as revenue when received and when the Company fulfilled all contractual obligations relating to the fees and milestone payments. The Company recorded a $20,612,000 cumulative effect for this change in accounting principle which was reported as a charge in the year ended December 31, 2000. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms for each of the specific agreements. During the year ended December 31, 2000, the impact of the change in accounting principle increased net loss by approximately $18,734,000, or $1.58 per share. This amount is comprised of approximately $20,612,000, or $1.73 per share, cumulative effect of the change as described above, net of approximately $1,878,000, or $0.16 per share, recognized as revenue during the year. The remainder of the related deferred revenue will be recognized as revenue approximately as follows:
$1,885,000 for each year from 2001 through 2010 and $11,000 for each year from 2011 through 2015 and $2,000 in 2016.

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which, as amended, was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 provides new standards for the identification, recognition and measurement of derivative financial instruments, including embedded derivatives. Historically, the Company has not entered into derivative contracts to hedge existing risks nor has the Company entered into speculative derivative contracts. Although the Company's convertible debt and preferred stock include conversion features that are considered to be embedded derivatives, accounting for those instruments is not affected by SFAS No. 133. The adoption of SFAS No. 133 on January 1, 2001 did not result in a transition adjustment in the financial statements.

COMPREHENSIVE INCOME

         Disclosure of comprehensive income for the years ended December 31, 2000, 1999, and 1998 is included in the accompanying financial statements as part of the consolidated statements of shareholders' equity.

STOCK OPTION PLANS

         The Company accounts for stock-based compensation to employees and directors using the intrinsic value method. The Company accounts for stock-based compensation to non-employees using a fair value based method. Pro forma operating results showing the impact of using the intrinsic value method instead of the fair value method for employee stock options is provided in Note 8.

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax liability computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when it is necessary to reduce deferred income tax assets to the expected realized amounts.

TRANSLATION OF FOREIGN CURRENCIES

         The Company's primary functional currency is the United States dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate balance sheet accounts at period-end exchange rates. Revenue and expense accounts are translated at average exchange rates in effect during the period. Translation adjustments are recorded as a component of comprehensive income. Some of the Company's transactions and transactions of its subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in other income or expense as they occur. To date, the effect on income and expenses for such amounts has been immaterial.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

2.  MARKETABLE SECURITIES

         As of December 31, 2000 marketable securities consist of the following:

                                          Number of Shares or
                                          Principal Amount        Cost      Fair Market Value
                                          -------------------  -----------  -----------------
U.S. Government and Agency Bond Funds:
     Thornburg Fund                           48,172 Shares    $   604,822    $   592,514
     Pimco Fund                              661,342 Shares      7,097,314      6,871,345
                                                               -----------    -----------
          Total                                                  7,702,136      7,463,859
U.S. Government and Agency Bonds              $21,695,000       21,692,107     21,446,580
                                                               -----------    -----------
          Total                                                $29,394,243    $28,910,439
                                                               ===========    ===========

         As of December 31, 1999 marketable securities consist of the following:

                                          Number of Shares or
                                          Principal Amount        Cost      Fair Market Value
                                          -------------------  -----------  -----------------
U.S. Government and Agency Bond Funds:
     Thornburg Fund                           45,496 Shares    $   572,871    $   540,494
     Pimco Fund                              622,446 Shares      6,707,337      6,162,219
                                                               -----------    -----------
          Total                                                  7,280,208      6,702,713
U.S. Government and Agency Bonds              $29,265,000       29,271,567     28,153,984
                                                               -----------    -----------
          Total                                                $36,551,775    $34,856,697
                                                               ===========    ===========

         As of December 31, 2000 gross unrealized gains and losses pertaining to marketable securities were $-0- and $483,805 respectively. As of December 31, 1999 gross unrealized gains and losses pertaining to marketable securities were $-0- and $1,695,079, respectively. Realized investment gains and losses are included in investment income and included gains of $-0-, $608, and $28,186 in 2000, 1999, and 1998, respectively, and losses of $171,583, $140,958, and $-0-, in 2000, 1999, and 1998, respectively. Fair value of these marketable securities is based on quoted market prices or dealer quotes.

3.  INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31:

                                      2000            1999
                                  -----------     -----------
Patents                           $ 2,115,194     $ 1,864,185
Purchased technology                2,800,000       2,800,000
Purchased royalty rights              600,000         600,000
Goodwill                              933,341         793,838
                                  -----------     -----------
     Sub-total                      6,448,535       6,058,023
                                  -----------     -----------
Less: Accumulated amortization     (2,399,431)     (1,477,698)
                                  -----------     -----------
     Total                        $ 4,049,104     $ 4,580,325
                                  ===========     ===========

4.  LINE OF CREDIT

         The Company has a revolving line of credit with a bank that expires in August 2001. Under the terms of the line of credit, the Company may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring the Company to maintain certain levels of net worth and liquidity. As of December 31, 2000, the Company had no outstanding balance under this line.

5.  CONVERTIBLE SUBORDINATED NOTES PAYABLE

         In November 1997, the Company issued $50,000,000 of convertible subordinated notes. The notes bear interest at the rate of 7% and are due in 2004. The notes are convertible, at the option of the holder, into the Company's common stock, $.001 par value, at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $19.00 per share, subject to adjustments in certain events. The notes are redeemable, in whole or in part, at the Company's option, on or after December 5, 2000.

         In 2000, the Company repurchased a total of $500,000 of the notes in the open market for approximately $415,000, which includes approximately $7,000 for accrued interest paid. As a result, the Company recognized an extraordinary gain of approximately $80,000, net of unamortized deferred finance charges of approximately $12,000. In 1998 and 1999, the Company repurchased $1,500,000 and $11,810,000 of the notes and recognized an extraordinary gain of approximately $257,000 and $3,275,000 respectively. As of December 31, 2000 and 199, the notes payable balance was $36,190,000 and $36,690,000 respectively. The estimated fair value of the notes payable, based on quoted market prices or dealer quotes, was approximately $37,226,000 and $21,464,000 at December 31, 2000 and 1999
respectively.

6.  COLLABORATIVE ARRANGEMENTS

         Sanofi-Synthelabo, Inc.

         In December 2000, the Company entered into an exclusive North American marketing agreement with Sanofi-Synthelabo, a major international pharmaceutical company, for the One-, Three-, and Four-month Leuprogel products for the treatment of prostate cancer.

         Under the terms of the agreement the Company is to receive a license fee, research and development support and payments for certain clinical, regulatory and sales milestones. In addition to the milestone payments, the Company will receive royalty payments based on sales of the Leuprogel products upon approval for marketing by the FDA. The Company will manufacture Leuprogel at its facility in Fort Collins, Colorado.

         As part of the agreement, Sanofi-Synthelabo purchased 824,572 shares of the Company's common stock for approximately $15 million. Additionally, included in deferred revenue is the license fee of $8 million that was deferred and will be amortized to revenue over a ten-year period using the straight-line method beginning in 2001. The $15 million for the stock purchase and the $8 million for the license fee are included in notes receivable - stock subscription and other at December 31, 2000. These amounts were collected in January 2001.

         Pfizer,Inc.

         In August 2000, the Company executed a comprehensive research and worldwide licensing agreement with Pfizer to provide broad-based access to the Company's proprietary drug delivery systems in the development of new products. Pfizer will provide funding to develop and commercialize their selected compounds using the patented drug delivery technologies. The Company retained manufacturing rights and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement. Pfizer also purchased 447,500 shares of the Company's common stock for $5 million as part of the agreement.

         Elan International Services, Ltd.

         The Company's joint venture, Transmucosal Technologies, with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc, was formed with the purpose of developing and commercializing oncology and pain management products. The first compound selected to develop in the joint venture was the opiate analgesic, fentanyl, using the BEMA drug delivery system for breakthrough cancer pain and management of chronic pain. This joint venture will use the patented BEMA and ATRIGEL drug delivery systems and Elan's nanoparticulate drug delivery technology to deliver compounds targeted for major unmet medical needs in oncology and pain management.

         In connection with the formation of the joint venture in July 2000, Elan purchased 12,015 shares of the Company's Series A convertible exchangeable preferred stock for $12,015,000. The Company used the proceeds of the preferred stock sale to purchase 6,000 shares of Transmucosal Technologies' common stock and 3,612 shares of their preferred stock to fund its share of the joint venture's initial capitalization. This preferred stock bears an annual dividend of 7%, accruing semi-annually and payable by the issuance of additional shares of preferred stock. This preferred stock is convertible at any time after July 2002, at Elan's option, into the Company's common stock at a price equivalent to $18.00 per share, subject to a weighted average anti-dilution adjustment. Additionally, in the event of a merger or consolidation of Atrix, or a sale of the Company's common stock in an underwritten public offering, the Company has the option to convert the Series A preferred stock into its common stock. As of December 31, 2000 the Company had accrued dividends of approximately $383,000. Alternatively, Elan has an option to exchange this preferred stock for a 30.1% interest in the joint venture, increasing Elan's ownership in Transmucosal Technologies to 50% and decreasing Atrix's ownership in the joint venture to 50%. This exchange option, if exercised within the first two years of formation of the joint venture, provides that the preferred stock will be exchanged for non-voting convertible preferred stock of Transmucosal Technologies. This exchange right will terminate if the preferred stock is converted into Atrix's common stock, unless Atrix causes the conversion. The Series A preferred stock must be redeemed by the Company in July 2006 for either cash or shares of the Company's common stock, at the Company's option, in an amount or value equal to the liquidation preference. Under the terms of the related agreements, Transmucosal Technologies paid $15,000,000 to Elan for a license giving the joint venture exclusive rights to use Elan's nanoparticulate drug delivery technology.

         In July 2000, Elan purchased 442,478 shares of the Company's common stock for $5,000,000 and the Company issued Elan a five-year warrant to purchase up to 1,000,000 shares of its common stock for $18 per share, in conjunction with the formation of its joint venture. The warrant expires in July 2005 and may be exercised for $18.00 per share.

         Elan may also loan Atrix up to $8,010,000 to support the Company's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by us to Elan. During the year ended December 31, 2000, the Company recognized approximately $251,000 in contract revenues for research and development activity performed for Transmucosal Technologies.

          The joint venture, for the year ended December 31, 2000, had a net loss of approximately $15,279,000 for which the Company recognized 80.1%, or approximately $12,239,000 as equity in the loss. The net loss includes the one-time, non-cash charge to research and development expense of $15,000,000 for a license fee paid by the joint venture to Elan for exclusive access to Elan's nanoparticulate drug delivery technology.

         Geneva Pharmaceuticals, Inc.

         In August 2000, the Company also entered into a collaborative, development and supply agreement with the Novartis company - Geneva Pharmaceuticals, to conduct research and development activities on a collaborative basis to develop designated prescription generic dermatology products. Under the agreement, Atrix will be responsible for validation, formulation, development and required clinical studies of selected products. Geneva will be responsible for market research and commercialization of the products. Geneva will reimburse the Company for a portion of the research and development expenses Atrix incurs and both parties will share in the net profits from the sale of the products. Atrix will recognize contract research and development revenue for Geneva's portion of the costs relating to the research and development expenses as they are incurred pertaining to the products covered under this agreement.

         Del Pharmaceuticals, Inc.

         In September 2000, the Company announced the nationwide sales launch of Orajel-Ultra Mouth Sore Medicine, a new over-the-counter oral care product based on a patented drug delivery system. Under the terms of the agreement with marketing partner, Del Pharmaceuticals, the Company will receive a royalty on net sales. Additionally, the Company received licensing fees of $175,000 from Del Pharmaceuticals in 2000. This licensing fee revenue is being amortized through February 2016.

         Pharmacia & Upjohn  Animal Health

         Pharmacia & Upjohn Animal Health, a division of Pharmacia Corporation, replaced Heska Corporation in April 2000 as the Company's marketing partner for a product to treat periodontal disease in companion animals. The Company manufactures the product and receives manufacturing margins.

         J.B. Williams Company

         As part of the Company's acquisition of ViroTex in November 1998, Atrix acquired the over-the-counter product Viractin Cold Sore & Fever Blister Medicine. J.B. Williams Company markets Viractin and Atrix receives royalty payments on net sales.

         Block Drug Corporation/GlaxoSmithKline, plc

         On December 17, 1996, the Company entered into an agreement with Block Drug Company ("Block"), which became a wholly owned subsidiary of GlaxoSmithKline, plc in January 2001. GlaxoSmithKline has assumed Block's role as the Company's marketing partner for the ATRIDOX and ATRISORB dental products within North America. Under the terms of the agreement, Block acquired the North American marketing rights to the ATRISORB GTR Barrier products and ATRISORB-DOXY products, and the rights to market the ATRIDOX product in the United States and Canada.

         The agreement provides for potential milestone payments totaling up to $50 million to Atrix over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to 2000, Atrix received $24.1 million in milestone payments under the agreement. No additional milestone payments were received in 2000.

         Several disputes exist with Block Drug Company concerning product pricing and the payments due upon achievement of milestones. With respect to product pricing, arbitration began in December 2000 to resolve the issue as to the minimum price Block must pay for products under the agreement. An arbitration hearing has been set for July 25, 2001. We intend to vigorously pursue our rights with respect to the minimum price.

         With respect to milestone payments, the milestone for the FDA approval of the ATRISORB-DOXY Barrier product was achieved in 2000 and the corresponding payment of $1,000,000 was due. Block has not made this payment. Pursuant to the agreement with Block, the Company will be entitled to an additional milestone payment of $2,000,000 upon Block's first commercial sale of the ATRISORB-DOXY Barrier product in the United States. The Block agreement provides that the first commercial sale of this product in the U.S. must occur within 120 days after FDA approval, subject to certain conditions that have been satisfied. The Company has notified Block that they are in breach of the agreement for failure to commence marketing of the ATRISORB-DOXY barrier product. The FDA approved the ATRISORB-DOXY Barrier product in September 2000. An arbitrator has been selected with respect to this dispute, but no schedule or hearing has been set. The Company intends to vigorously pursue its right to these milestone payments.

7.  ACQUISITION OF VIROTEX

         In November 1998, the Company acquired the common stock of ViroTex. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of ViroTex were recorded at their fair value at the date of acquisition. The results of operations of ViroTex have been included in the Company's financial statements since the date of acquisition. Total consideration paid was $7,693,749 as follows: cash of $6,201,556, issuance of 37,860 shares of common stock valued at $389,958, stock options to purchase 113,229 shares of common stock valued at $921,370, a warrant to purchase 6,750 shares of common stock valued at $30,556, and transaction expenses of $150,309. The total purchase price of $7,693,749 was allocated to the fair value of the assets, based primarily on an independent third-party valuation, as follows:

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
                                                      ==========

         The Company expensed $3,050,000 of the purchase price, which was allocated to in-process research and development projects, as of the acquisition date. The projects were valued based on an independent third-party valuation. At the time of the agreement, additional consideration of up to $3,000,000 was payable, in shares of common stock or cash upon the satisfaction of certain defined earn-out events related to the performance of certain ViroTex products. In 2000 and 1999, the Company made payments totaling approximately $140,000 and $218,000, respectively, under the earn-out provisions of the merger agreement. All earn-out payments have been recorded as additional goodwill and are being amortized over the remaining estimated useful life of the goodwill. At December 31, 2000, no additional earn-outs are available to be paid under the agreement.

         The following unaudited pro forma results of operations for the year ended December 31, 1998 assumes the purchase of ViroTex had occurred as of January 1, 1998:

                                                1998
                                            ------------
Total revenues                              $ 25,260,962
Net income (loss)                           $   (142,921)
Basic net income (loss) per Common share    $      (0.01)
                                            ------------


         The pro forma results of operations include adjustments to give effect to amortization of goodwill and other intangible assets, the write-off of purchased in-process research and development and certain other adjustments. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the purchase been made as of January 1, 1998, or the future results of combined operations.

8.  STOCK OPTION PLANS

         As of December 31, 2000, the Company has three stock-based compensation plans, which are discussed below.

     1987 PERFORMANCE STOCK OPTION PLAN

         The Company has reserved 2,500,000 of its authorized but unissued common stock for stock options to be granted under the 1987 Plan. Under the terms of the 1987 Plan, as amended, options generally vest ratably over a period of three years from the date of grant and expire after ten years. The exercise price of all options is the closing bid price of the stock on the date of grant. There are 1,509 shares that remain available under the 1987 Plan for future employee stock option grants.

         The following tables summarize information on stock option activity for the 1987 Plan:

                                                                                       WEIGHTED-
                                                   NUMBER OF   EXERCISE PRICE PER       AVERAGE
                                                     SHARES           SHARE          EXERCISE PRICE
                                                  ----------   ------------------    --------------
Options outstanding, December 31, 1997             1,023,397     $  .50 - 21.75         $ 8.45
         Options granted                             409,169       1.18 - 19.00           9.60
         Options canceled or expired                 (12,190)       .50 - 12.50           8.22
         Options exercised                          (145,222)     10.50 - 20.00           1.58
                                                  ----------   ------------------    --------------
Options outstanding, December 31, 1998             1,275,154        .50 - 21.75           9.60
         Options granted                             342,390       5.38 - 12.88          13.98
         Options canceled or expired                 (68,942)       .50 - 21.75          12.30
         Options exercised                          (120,650)      8.75 - 15.00          11.15
                                                  ----------   ------------------    --------------
Options outstanding, December 31, 1999             1,427,952       5.38 - 20.75           9.54
         Options granted                             289,450       7.88 - 16.25           9.53
         Options canceled or expired                 (71,526)      5.50 - 18.94           9.37
         Options exercised                          (135,352)      9.00 - 19.00          14.67
                                                  ----------   ------------------    --------------
Options outstanding, December 31, 2000             1,510,524     $ 5.38 - 20.75         $ 9.61
                                                  ----------   ------------------    --------------

Options outstanding are available for exercise as follows:

  Exercisable at December 31, 2000                   972,784                            $ 9.90
  Exercisable at December 31, 1999                   884,743                            $ 9.57
                                                  ----------                         --------------

                            NUMBER            WEIGHTED-                              NUMBER           WEIGHTED-
                        OUTSTANDING AT         AVERAGE           WEIGHTED-       EXERCISABLE AT        AVERAGE
      RANGE OF           DECEMBER 31,         REMAINING           AVERAGE         DECEMBER 31,     EXERCISE PRICE
   EXERCISE PRICES           2000          CONTRACTUAL LIFE    EXERCISE PRICE         2000           EXERCISABLE
   ---------------      --------------     ----------------    --------------    --------------    --------------
    $ 6.75 -  6.88          73,000              4 years            $ 6.80            73,000             $ 6.80
      6.63 - 11.63          94,338              5 years              8.38            94,338               8.38
      5.88 - 14.00         439,201              6 years              8.78           439,201               8.78
     11.38 - 20.75         163,936              7 years             16.72           148,157              16.66
      9.19 - 14.44         289,284              8 years             10.38           159,799              10.47
      5.38 - 16.25         450,765              9 years              8.07            58,289               6.04
    --------------       ---------           ----------            ------           -------             ------
    $ 5.38 - 20.75       1,510,524           7.58 years            $ 9.61           972,784             $ 9.90
    --------------       ---------           ----------            ------           -------             ------

  2000 STOCK INCENTIVE PLAN

         The Company reserved 1,750,000 of its authorized but unissued common stock for stock options to be granted under the 2000 Plan. Under the terms of the 2000 Plan, options generally vest ratably over a period of three years from the date of grant and expire ten years after grant. The exercise price of all options is the closing bid price of the stock on the date of grant. There are 685,675 shares that remain available under the 2000 Plan for future employee stock option grants. The following tables summarize information about stock options outstanding under the 2000 Plan as of December 31, 2000 and for the year then ended:

                                                                              WEIGHTED-
                                           NUMBER OF    EXERCISE PRICE PER     AVERAGE
                                            SHARES           SHARE          EXERCISE PRICE
                                          ----------    ------------------  --------------
         Options granted                   1,064,325      $ 9.00 - 18.88        $12.09
         Options canceled or expired          (3,840)       9.00 - 15.19         10.60
         Options exercised                        (0)           N/A               N/A
                                          ----------      --------------        ------
Options outstanding, December 31, 2000     1,060,485      $ 9.00 - 18.88        $12.09
                                          ----------      --------------        ------


                            NUMBER            WEIGHTED-                              NUMBER           WEIGHTED-
                        OUTSTANDING AT         AVERAGE           WEIGHTED-       EXERCISABLE AT        AVERAGE
      RANGE OF           DECEMBER 31,         REMAINING           AVERAGE         DECEMBER 31,     EXERCISE PRICE
   EXERCISE PRICES           2000          CONTRACTUAL LIFE    EXERCISE PRICE         2000           EXERCISABLE
   ---------------      --------------     ----------------    --------------    --------------    --------------
    $9.00 -  9.64           407,350             9 years            $ 9.64               0                $-0-
     9.38 - 18.88           653,135            10 years             13.61               0                 -0-
    -------------         ---------          ----------            ------            ----                ----
    $9.00 - 18.88         1,060,485          9.70 years            $12.09               0                $-0-
    -------------         ---------          ----------            ------            ----                ----


     NON-EMPLOYEE DIRECTOR STOCK INCENTIVE PLAN

         During the year ended December 31, 1999, the Company adopted a Non-Employee Director Stock Incentive Plan ("DSI Plan"). The purposes of the DSI Plan are to attract and retain the best available Non-Employee Directors, to provide them additional incentives, and to promote the success of the Company's business. This DSI Plan is comprised of two components: an "Automatic Option Grant Program" and a "Stock Fee Program."

    Automatic Option Grant Program

         Immediately following each annual meeting of the Company's stockholders, commencing with the 1999 Annual Stockholders' Meeting, each Non-Employee Director is granted a Non-Qualified Stock Option to purchase 4,000 (5,000 in the case of the Chairman) shares of the Company's common stock. These options vest ratably over a period of three years. The exercise price of each option, which has a maximum ten-year life, is equal to the market price of the Company's common stock on the date of the grant. All options awarded under this portion of the plan are made under the "Performance Stock Option Plan". For the year ended December 31, 2000, 38,400 stock options were issued and none were exercised under this program. The exercise price of these options range from $9.00 to $18.25.

    Stock Fee Program

          Commencing with the 1999 Annual Stockholders' Meeting, each Non-Employee Director will receive an annual retainer fee. Each Non-Employee Director was eligible to elect to apply all or any portion of the retainer fee to the acquisition of shares of restricted common stock or the receipt of stock options. The portion of the fee subject to election of restricted common stock is determined by dividing the elected dollar amount by the fair market value per share on the date the fee is due to be paid. The restricted common stock vests ratably over a period of three years.

         Beginning with the August 2000 meeting, the annual retainer was amended to provide each Non-Employee Director with 2,800 stock options in place of the retainer fee. The options vest ratably over a period of three years. The exercise price of each stock option, which has a maximum ten-year life, is equal to the market price of the Company's common stock on the date of the grant.

         The maximum aggregate number of restricted shares that may be issued under the Stock Fee Program portion of the plan is 25,000 shares. During the year ended December 31, 2000 and 1999, the Non-Employee Directors elected to have 3,092 and 2,474 shares of Restricted Common Stock issued, respectively and no stock options were elected to be issued. There are 19,434 shares that remain available under this program.

PRO FORMA EFFECT OF STOCK OPTION ISSUANCES

         The Company accounts for the 1987 Plan and the 2000 Plan using the intrinsic value. Accordingly, no compensation expense has been recognized for stock option grants. Had compensation cost been determined based on the fair value of the options at the grant dates of awards under the 1987 Plan consistent with SFAS No. 123, the Company's net income (loss) applicable to common stock and basic and diluted income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                            2000              1999            1998
                                                         ------------     ------------    ------------
Net income (loss) applicable to common stock:
  -- as reported                                         $(47,410,683)    $(13,270,226)    $  1,690,046
                                                         ------------     ------------    ------------
  -- pro forma                                           $(51,498,161)    $(14,911,956)    $     76,088
                                                         ------------     ------------    ------------
Basic and diluted net income (loss) per common share:
  -- as reported                                         $      (3.99)    $      (1.17)    $        .15
                                                         ------------     ------------    ------------
  -- pro forma                                           $      (4.33)    $      (1.32)    $        .01
                                                         ------------     ------------    ------------

         The weighted-average Black-Scholes fair value per option granted in 2000, 1999, and 1998 was $5.65, $5.63, and $5.29, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998: no dividend yield, expected volatility of 59.14 % for 2000, 52.5% for 1999, and 47.7% for 1998, risk free interest rate of 7.0%, and expected life of five years.

  NON-QUALIFIED STOCK OPTION PLAN

         The Company has reserved 150,000 of its authorized but unissued common stock for stock options to be granted to outside consultants under its Non-Qualified Stock Option Plan. The Compensation Committee sets the options price and exercise terms granted under the Non-Qualified Plan. The exercise price of all options granted under the Non-Qualified Plan currently outstanding has been the closing market price at the date of grant. There are 52,020 shares, which remain available under the Non-Qualified Plan for future stock option grants.

         The Company accounts for grants under the Non-Qualified Plan at fair value. The weighted-average fair value per option, granted under the Non-Qualified Plan in 2000 and 1998 was $4.66 and $7.80, respectively. The fair value of options granted under the Non-Qualified Plan was estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in 2000 and 1999: no dividend yield, expected volatility of 59.14% for 2000 and 47.7% for 1999, risk free interest rate of 7.0%, and expected lives of five years.

         The following table summarizes information on stock option activity for the Non-Qualified Plan.

                                                                              WEIGHTED-
                                            NUMBER OF    EXERCISE PRICE       AVERAGE
                                             SHARES        PER SHARE       EXERCISE PRICE
                                            ---------    --------------    --------------
Options outstanding, December 31, 1997         31,480    $ 5.13 - 16.50        $ 8.92
      Options granted                           3,000             15.38         15.38
      Options exercised                            --                --            --
                                            ---------    --------------        ------

Options outstanding, December 31, 1998         34,480      5.13 - 16.50          8.67
      Options granted                              --                --            --
      Options exercised                        (1,000)             7.00          7.00
                                            ---------    --------------        ------
Options outstanding, December 31, 1999         33,480      5.13 - 16.50          8.67
      Options granted                          20,000      6.00 - 10.13          8.06
      Options exercised                        (4,480)             6.63          6.63
                                            ---------    --------------        ------
Options outstanding, December 31, 2000         49,000     $5.13 - 16.50        $ 9.21

         Options vest as follows:
           Currently exercisable               48,000                            9.08
              2001                              1,000                           15.38
                                            ---------                          ------
            TOTAL                              49,000                          $ 9.21
                                            ---------                          ------


         The following table summarizes information about stock options outstanding under the Non-Qualified Plan as of December 31, 2000:


                            NUMBER          WEIGHTED-AVERAGE                            NUMBER           WEIGHTED-AVERAGE
      RANGE OF          OUTSTANDING AT          REMAINING        WEIGHTED-AVERAGE     EXERCISABLE AT      EXERCISE PRICE
  EXERCISE PRICES      DECEMBER 31, 2000    CONTRACTUAL LIFE      EXERCISE PRICE     DECEMBER 31, 2000      EXERCISABLE
  ---------------      -----------------    ----------------     ----------------    -----------------   ----------------
          $ 5.13              7,000              4 years              $ 5.13               7,000               $ 5.13
            7.00              4,000              5 years                7.00               4,000                 7.00
    9.50 - 16.50             15,000              6 years               12.01              15,000                12.01
           15.38              3,000              7 years               15.38               2,000                15.38
    6.00 - 10.13             20,000              9 years                8.06              20,000                 8.06
  ---------------            ------           ----------              ------              ------               ------
  $ 5.13 - 16.50             49,000           6.92 years              $ 9.21              48,000               $ 9.08
  ---------------            ------           ----------              ------              ------               ------


9.       INCOME TAXES

         Net deferred tax assets at December 31, consist of:

                                                           2000           1999
                                                       -----------    -----------
Deferred tax assets:
  Net operating loss carry forwards                    $27,975,901    $22,793,308
  Research and development tax credit carryforwards      2,319,738      1,967,066
  Amortization of intangibles                            1,929,018      2,124,879
  Deferred revenue                                       7,688,099             --
  Depreciation                                             114,972        104,449
  Other items                                              415,913        296,266
                                                       -----------    -----------
          Net deferred tax assets                       40,443,641     27,285,968
                                                       -----------    -----------
  Less valuation allowance                              40,443,641     27,285,968
                                                       -----------    -----------
                     Total                             $       -0-    $       -0-
                                                       ===========    ===========

         At December 31, 2000, the Company has $74,864,290 of income tax net operating loss carryforwards and $2,319,738 of research and development credits, which expire through 2020. Included in the deferred tax asset for net operating loss carryforwards are benefits from the exercise of employee stock options of $3,999,792, which when subsequently recognized will be allocated to additional paid in capital.

         A reconciliation of the differences in income tax expense from income
(loss) computed at the federal statutory rate and income tax expense as recorded for the year ended December 31 are as follows:

                                                       2000             1999             1998
                                                  ------------     ------------     ------------
Income tax computed at federal statutory rate:    $(16,119,632)    $ (4,511,877)    $    590,998
State income taxes - net of federal benefit         (1,564,553)        (437,917)          57,362
Meals and entertainment                                  9,352            9,569            8,457
Exercise of employee stock options                    (444,876)        (351,991)        (593,368)
Research and development                              (352,672)        (359,027)      (1,110,854)
Other                                                5,314,708       (1,059,171)          15,316
Change in valuation allowance                       13,157,673        6,710,414        1,080,272
                                                  ------------     ------------     ------------
Income tax expense                                $          0     $          0     $     48,183
                                                  ============     ============     ============

10.   SEGMENT AND CUSTOMER INFORMATION

         The Company operates in a single reportable segment and all revenues from customers are primarily from a similar group of periodontal products. Product net sales, royalty revenues and milestone revenues from one customer, Block, amounted to approximately $3,001,000, $3,176,000, and $19,028,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Accounts receivable balances from Block were approximately $953,000 and $502,000 as of December 31, 2000 and 1999 respectively. Revenues from export sales to customers outside of North America amounted to approximately $852,000, $758,000, and $557,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

11.   COMMITMENTS

         As of December 31, 2000, minimum rental commitments under non-cancelable operating leases of one year or more are approximately as follows:

              Year Ending     Minimum Rental
              December 31       Commitments
              -----------     --------------
                 2001            $352,000
                 2002             361,000
                 2003             200,000
                 2004              46,000
                 2005              19,000
                -----            --------
                Total            $978,000
                -----            --------

         Rent expenses were approximately $344,000, $330,000, and $276,000 for the following years ended December 31, 2000, 1999, and 1998, respectively.

12.  BENEFIT PLANS

         The Company has a 401(k) employee savings plan that allows eligible employees to contribute from 1% to 17% of their income to the Savings Plan. The Company matches 50% of the first 6% of the employees' contributions. Matching contributions to the Savings Plan were $105,848, $119,120, and $91,889 for the following years ended December 31, 2000, 1999, and 1998, respectively.

         The Company has an Employee Stock Purchase Plan that provides eligible employees with the opportunity to purchase shares through authorized payroll deductions at 85% of the average market price on the last day of each quarter. The Company reserved 300,000 shares of its authorized but unissued common stock for issuance under the ESPP, of which 282,663 shares remain available at December 31, 2000.

13.  COMMON STOCK

         The Company's Board of Directors has authorized the repurchase of up to $20 million of the 7% Convertible Subordinated Notes or shares of Common Stock. As of December 31, 2000, the Company had repurchased 157,000 shares of its common stock for approximately $1,651,000. In 1999, 149,310 and in 2000, 7,690 shares of the Company's treasury stock were reissued under the ESPP, the Performance Stock Option Plan and the Non-Qualified Plan.

         During 1999, the Company granted an officer the right to purchase up to 50,000 shares of common stock at the market price on the date of purchase. Upon purchase, the Company agreed to match the number of shares acquired for no additional consideration. This arrangement extended for the term of the officer's employment. In 1999, 40,000 shares were purchased and 40,000 shares were issued to match the stock purchases resulting in the recognition of $309,380 compensation expense. In 2000, 10,000 shares were purchased and 10,000 matching shares were issued resulting in the recognition of $75,620 compensation expense. There are no additional shares available to be acquired under this arrangement.

14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following summarizes the quarterly financial information for the year ended December 31, 2000:


                                                                          2000 Fiscal Quarters
                                                 ---------------------------------------------------------------        Fiscal
                                                    First            Second           Third            Fourth            2000
                                                 ------------     ------------     ------------     ------------     ------------
Sales                                            $  1,157,401     $  1,663,336     $  1,767,564     $  1,567,926     $  6,156,227
Gross profit                                          698,140          999,476          957,148          857,271        3,512,035
Loss before extraordinary and cumulative
   effect of change in accounting principle        (3,139,802)      (3,340,285)     (16,007,349)      (4,007,788)     (26,496,558)
Net loss applicable to common stock               (23,751,328)      (3,340,285)     (16,097,957)      (4,221,113)     (47,410,683)
Basic and diluted earnings per common share
   before extraordinary and cumulative effect
   of change in accounting principle                     (.27)            (.29)           (1.32)            (.32)           (2.23)
Basic and diluted earnings per common share
   for net loss applicable to common stock              (2.08)            (.29)           (1.33)            (.34)           (3.99)

         The following summarizes the quarterly financial information for the year ended December 31, 1999:


                                                                          1999 Fiscal Quarters
                                                 ---------------------------------------------------------------       Fiscal
                                                    First            Second           Third            Fourth           1999
                                                 ------------     ------------     ------------     ------------     ------------
Sales                                            $  1,228,719     $  1,322,384     $  1,250,017     $    740,583     $  4,541,703
Gross profit                                          526,503        1,076,648          658,454          306,089        2,567,694
Loss before extraordinary and cumulative
   effect of change in accounting principle        (3,514,209)      (4,427,047)      (3,909,279)      (4,694,286)     (16,544,821)
Net loss applicable to common stock                (2,746,910)      (4,159,457)      (3,909,279)      (2,454,580)     (13,270,226)
Basic and diluted earnings per common share
   before extraordinary and cumulative effect
   of change in accounting principle                     (.31)            (.39)            (.34)            (.41)           (1.46)
Basic and diluted earnings per common share
   for net loss applicable to common stock               (.24)            (.37)            (.34)            (.22)           (1.17)


         The quarterly information for 2000 differs from that reported in the Company's quarterly filings on Form 10Q due to the adoption of SAB No. 101 in the fourth quarter of 2000. The effect of this change resulted in a reduction of loss before extraordinary items and cumulative effect of change in accounting principle of approximately $403,000, $428,000, and $319,000 for the first, second and third quarters, respectively. The effect of this change resulted in an increase in net loss applicable to common stock of approximately $20,208,000 for the first quarter. The effect of this change resulted in a reduction of loss on earnings per common share before extraordinary items and cumulative effect of change in accounting principle of approximately $.04, $.04, and $.03 for the first, second and third quarters, respectively. The effect of this change resulted in an increase of loss on earnings per common share for net loss applicable to common stock of approximately $1.77 for the first quarter.

15.  SUBSEQUENT EVENTS

         In January and February 2001, the Company completed a series of private transactions involving the exchange of 1,459,672 newly issued common shares for $26,062,000, or 52% of the original offering amount, of the 7% convertible subordinated notes. Of the 1,459,672 shares issued, 1,371,684 shares were valued at the conversion price of $19.00 per share and the remaining 87,988 were valued at the closing market price as of the various exchange dates. As a result, the Company will recognize an extraordinary loss of approximately $577,000, for the write-off of pro rata unamortized deferred finance charges. Additionally, as part of the 87,988 shares issued to induce conversion, a debt conversion expense of approximately $2,039,000 will also be recognized in the first quarter ended March 31, 2001. The convertible notes payable balance was reduced to $10,128,000 as a result of these exchanges.

                                  EXHIBIT INDEX

       Exhibit No.                 Description
         2.1      Agreement and Plan of Reorganization dated November 24, 1998 by and among Atrix Laboratories, Inc., Atrix Acquisition
                  Corporation and ViroTex Corporation.(5)

         2.2      Certificate of Merger of Atrix Acquisition Corporation into
                  ViroTex Corporation dated November 24, 1998.(5)

         3.1      Amended and Restated Certificate of Incorporation(6)

         3.2      Eighth Amended and Restated Bylaws.(8)

         4.1      Form of Common Stock Certificate.(1)

         4.2 Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of
                  California, N.A., as trustee thereunder.(3)

         4.3      Form of Note (included in Indenture, see Exhibit 4.2).

         4.4      Rights Agreement (including form of Right Certificate, as
                  Exhibit A, and form of Summary of Rights, as Exhibit B)(4)

         4.5 Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited(6)

         4.6 Certificate of Designation of the Series A Preferred Stock filed with the State of Delaware on September 25, 1998.(9)

         4.7      Certificate of Designations of Preferences and Rights of
                  Series A Convertible Exchangeable Preferred Stock filed with the State of Delaware on July 18, 2000.(10)

         4.8 Registration Rights Agreement, dated as of July 18, 2000, between Registrant and Elan International Services, Ltd., or
                  EIS.(10)

         4.9 Warrant dated as of July 18, 2000, issued by Registrant to EIS.(10)

         4.10 Convertible Promissory Note, dated as of July 18, 2000, issued by Registrant to EIS.(10)

         10.1 Employment Agreement between Registrant and John E. Urheim dated June 4, 1993.(1)

         10.2     Lease Agreement dated May 11, 1991 between the Registrant and
                  GB Ventures.(1)

         10.3     Agreement dated December 16, 1996 between the Registrant and
                  Block Drug Corporation ("Block Agreement").(2)

         10.3A    First Amendment to Block Agreement dated June 10, 1997.(6) **

         10.3B    Second Amendment to Block Agreement dated July 31, 1997.(6) **

         10.3C    Third Amendment to Block Agreement dated February 4, 1998.(6)
                  **

         10.3D    Fourth Amendment to Block Agreement dated January 12, 1999.(6)
                  **

         10.3E    Fifth Amendment to Block Agreement dated January 27, 1999.(6)
                  **

         10.3F    Sixth Amendment to Block Agreement dated September 24,
                  1999.(7) **

         10.4 Registration Rights Agreement, dated as of November 15, 1997, by and among Registrant and NationsBanc Montgomery Securities, Inc. and SBC Warburg Dillon Read, Inc.(3)

         10.5 Amended and Restated Performance Stock Option Plan, as amended.(6)

         10.6     Non-Qualified Stock Option Plan, as amended.(6)

         10.7     Non-Employee Director Stock Incentive Plan.(8)

         10.8     Employment Agreement between Registrant and Dr. J. Steven
                  Garrett dated April 17, 1995.(6)

         10.10    Employment Agreement between Registrant and Dr. David W.
                  Osborne dated November 24, 1998.(6)

         10.11    Employment Agreement between Registrant and Dr. Richard L.
                  Jackson dated November 1, 1998.(6)

         10.12    Personal Services Agreement between Registrant and David R.
                  Bethune dated August 10, 1999.(8)

         10.13    Agreement between Registrant and John E. Urheim dated August
                  2, 1999.(8)

         10.14 Stock Purchase Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(11)

         10.15 Collaborative Research Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(11)**

         10.16 License and Royalty Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(11)**

         10.17    Collaboration, Development and Supply Agreement dated as of
                  August 28, 2000 between Registrant and Geneva Pharmaceuticals,
                  Inc.(12)**

         10.18 Securities Purchase Agreement, dated as of July 18, 2000, between Registrant and EIS.(10) **

         10.19    Newco Registration Rights Agreement, dated as of July 18,
                  2000, among Registrant, Atrix Newco Ltd., or Newco, and
                  EIS.(10)

         10.20 Subscription, Joint Development and Operating Agreement, dated as of July 18, 2000, among EIS, Registrant, Newco and Elan
                  Pharma International Limited, or EPIL.(10)**

         10.21    Company License Agreement, dated as of July 18, 2000, among
                  Registrant, Newco and Elan Corporation plc, or Elan.(10)**

         10.22    EPIL License Agreement, dated as of July 18, 2000 among Elan,
                  EPIL, Newco and Registrant.(10)**

         10.23    Collaboration, License and Supply Agreement, dated as of
                  December 8, 2000, by and between Registrant and Sanofi-Synthelabo Inc.(13)**

         10.24 Stock Purchase Agreement, dated as of December 29, 2000, by and between Registrant and Sanofi-Synthelabo.(13)

         10.25    2000 Stock Incentive Plan*

         21       Subsidiaries of the Registrant*

         23       Consent of Deloitte & Touche LLP*

-------------------
*    Filed herewith.

**   Confidential treatment requested.

(1) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1996, as amended on May 20, 1998, as filed with the Securities and Exchange Commission.

(3) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission on December 9, 1997.

(4) Incorporated by reference to Registrant's Registration Statement on Form 8-A, file number 000-18231.

(5) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 24, 1998, as filed with the Securities and Exchange Commission.

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission.

(8) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

(9) Incorporated by reference to Registrant's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on October 1, 1998, file number 000-18231.

(10) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 18, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(11) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 8, 2000, as filed with the Securities and Exchange Commission on September 7, 2000.

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission.

(13) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 29, 2000, as filed with the Securities and Exchange Commission on February 23, 2001, Commission No. 000-18231.