Form 10-Q
period 2001-03-31
ATRIX LABORATORIES INC
filed 2001-04-26
CIK 809875

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares outstanding of the registrant's common stock as of April 24, 2001 was 15,084,589.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           ASSETS
                                                                                          March 31, 2001   December 31, 2000
                                                                                          --------------   -----------------

CURRENT ASSETS:
 Cash and cash equivalents                                                                $  29,601,060      $   4,484,330
 Marketable securities available for sale, at fair market value                              23,670,661         28,910,439
 Notes receivable - stock subscription and license fee                                               --         23,000,000
 Accounts receivable, net of allowance for doubtful accounts
    of $208,717 and $209,659                                                                  2,720,927          2,610,683
 Interest receivable                                                                            155,901            472,201
 Inventories                                                                                  2,401,751          1,940,929
 Prepaid expenses and deposits                                                                1,104,807          1,085,070
                                                                                          -------------      -------------
      Total current assets                                                                   59,655,107         62,503,652
                                                                                          -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                            7,195,829          6,818,372
                                                                                          -------------      -------------

OTHER ASSETS:
 Intangible assets, net of accumulated amortization of $2,652,242 and $2,399,431              3,896,008          4,049,104
 Deferred finance costs, net of accumulated amortization of $192,063 and $628,379               207,827            800,536
                                                                                          -------------      -------------
      Other assets, net                                                                       4,103,835          4,849,640
                                                                                          -------------      -------------
        TOTAL ASSETS                                                                      $  70,954,771      $  74,171,664
                                                                                          =============      =============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade                                                                 $   2,690,797      $   2,197,980
 Interest payable                                                                               235,025            215,156
 Accrued salaries and payroll taxes                                                             284,039            278,684
 Other accrued liabilities                                                                       91,990            265,873
 Deferred revenue                                                                             3,845,333          2,997,154
                                                                                          -------------      -------------
      Total current liabilities                                                               7,147,184          5,954,847
                                                                                          -------------      -------------

DEFERRED REVENUE                                                                             24,453,940         24,217,699
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                       10,128,000         36,190,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 5,000,000 shares authorized
    Series A preferred stock, $.001 par value, 200,000 shares authorized and
         no shares issued or outstanding                                                             --                 --
    Series A convertible exchangeable preferred stock, $.001 par value, 20,000 shares
         Authorized; 12,439 shares issued and outstanding.  Liquidation preference
         $12,610,741 and $12,397,505                                                                 12                 12
 Common stock, $.001 par value; 25,000,000 shares authorized;  14,849,235 and
    13,341,681 shares issued and outstanding                                                     14,849             13,342
 Additional paid-in capital                                                                 142,673,468        113,763,660
 Accumulated other comprehensive loss                                                          (150,930)          (471,306)
 Accumulated deficit                                                                       (113,311,752)      (105,496,590)
                                                                                          -------------      -------------
      Total shareholders' equity                                                             29,225,647          7,809,118
                                                                                          -------------      -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  70,954,771      $  74,171,664
                                                                                          =============      =============

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                               2001              2000
                                                                               (RESTATED)
                                                            ------------      ------------

REVENUE:
 Net sales and royalties                                    $  1,233,908      $  1,157,401
 Contract research and development revenue                     1,304,280           537,872
 Licensing, marketing rights and milestone revenue               717,272           468,444
                                                            ------------      ------------
           Total revenue                                       3,255,460         2,163,717
                                                            ------------      ------------

OPERATING EXPENSES:
 Cost of goods sold                                              436,092           459,261
 Research and development                                      6,764,562         3,726,514
 Administrative and marketing                                  1,268,898         1,020,896
                                                            ------------      ------------
           Total operating expense                             8,469,552         5,206,671
                                                            ------------      ------------
LOSS FROM OPERATIONS                                          (5,214,092)       (3,042,954)
                                                            ------------      ------------

OTHER INCOME (EXPENSE):
 Equity in loss of joint venture                                (500,644)               --
 Investment income                                               749,044           514,287
 Interest expense                                               (314,743)         (649,857)
 Debt conversion expense                                      (2,039,163)               --
 Other                                                              (696)           38,722
                                                            ------------      ------------
           Net other expense                                  (2,106,202)          (96,848)
LOSS BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                     (7,320,294)       (3,139,802)
Extraordinary loss on extinguished debt                         (281,632)               --
Cumulative effect of change in accounting principle                   --       (20,611,526)
                                                            ------------      ------------
NET LOSS BEFORE PREFERRED STOCK DIVIDEND                      (7,601,926)      (23,751,328)
Accretion of dividend on preferred stock                        (213,236)               --
                                                            ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCK                         $ (7,815,162)     $(23,751,328)
                                                            ============      ============

Basic and diluted earnings per common share:
Loss before extraordinary item and cumulative effect of
 change in accounting principle                             $       (.52)     $       (.28)
Extraordinary item                                                  (.02)               --
Cumulative effect of change in accounting principle                   --             (1.80)
                                                            ------------      ------------
Net loss before preferred stock dividend                            (.54)            (2.08)
Accretion of dividend on preferred stock                            (.01)               --
                                                            ------------      ------------
Net loss applicable to common stock                         $       (.55)     $      (2.08)
                                                            ============      ============
Basic and diluted weighted average common shares
 outstanding                                                  14,178,105        11,439,792
                                                            ============      ============

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                                          Accumulated
                                                                            Additional       Other                        Total
                                  Preferred Stock        Common Stock        Paid-in     Comprehensive   Accumulated   Shareholders'
                                  Shares   Amount     Shares      Amount     Capital          Loss         Deficit        Equity
                                  ------   ------   ----------   --------  ------------- -------------  -------------  ------------

BALANCE, DECEMBER 31, 2000        12,015   $  12    13,341,681   $ 13,342  $ 113,763,660   $ (471,306)  $(105,496,590) $  7,809,118
Comprehensive loss:
  Net loss                            --      --            --         --             --           --      (7,815,162)   (7,815,162)
  Other comprehensive loss:
    - Cumulative foreign
      currency translation
      adjustments                     --      --            --         --             --      (22,329)             --       (22,329)
    - Unrealized gain on
      investments                     --      --            --         --             --      342,705              --       342,705
                                                                                                                       ------------
Net comprehensive loss                                                                                                   (7,494,786)

Issuance of Series A
  Convertible Exchangeable
  Preferred stock to Elan
    for accrued dividends            424      --            --         --             --           --              --            --
Accretion on preferred stock          --      --            --         --        213,236           --              --       213,236
Issuance of common stock
  to extinguish debt                  --      --     1,459,672      1,460     28,099,703           --              --    28,101,163
Non-qualified stock compensation      --      --            --         --        116,524           --              --       116,524
Exercise of stock options             --      --        46,758         46        464,450           --              --       464,496
Issuance for employee stock
   purchase plan                      --      --         1,124          1         15,895           --              --        15,896
                                  ------   -----    ----------   --------  -------------   ----------   -------------  ------------
BALANCE, MARCH 31, 2001           12,439   $  12    14,849,235   $ 14,849  $ 142,673,468   $ (150,930)  $(113,311,752) $ 29,225,647
                                  ======   =====    ==========   ========  =============   ==========   =============  ============

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                               2001              2000
                                                                                              (RESTATED)
                                                                           ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stock                                      $ (7,815,162)     $(23,751,328)
  Adjustments to reconcile net loss to net cash provided by (used in)
      Operating activities:
        Accretion of dividend on preferred stock                                213,236                --
        Depreciation and amortization                                           575,166           561,018
        Equity in loss of joint venture                                         500,644                --
        Loss on sale of property, plant and equipment                               699             4,667
        Loss on sale of marketable securities                                        --            39,288
        Provision for bad debts                                                    (942)               --
        Stock compensation                                                      116,524            75,620
        Debt conversion expense                                               2,039,163                --
        Extraordinary loss on extinguished of debt                              281,632                --
        Cumulative effect of change in accounting principle                          --        20,611,526
     Net changes in operating assets and liabilities:
        Accounts receivable                                                    (151,601)         (510,635)
        Note receivable - license fee                                         8,000,000                --
        Interest receivable                                                     316,300           252,589
        Inventories                                                            (477,498)         (318,253)
        Prepaid expenses and deposits                                           (20,042)          (73,554)
        Accounts payable                                                        174,938          (701,900)
        Interest payable                                                        314,737           640,317
        Accrued salaries and payroll taxes                                        6,260            (6,652)
        Other accrued liabilities                                              (171,334)           (5,350)
        Deferred revenue                                                      1,084,421          (515,944)
                                                                           ------------      ------------
                   Net cash provided by (used in) operating activities        4,987,141        (3,698,591)
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                           (684,868)         (147,188)
        Investments in intangible assets                                        (99,716)          (81,381)
        Proceeds from sale of property, plant and equipment                          --                25
        Proceeds from sale of marketable securities                                  --         4,764,840
        Proceeds from maturity of marketable securities                      12,741,621                --
        Investment in marketable securities                                  (7,160,404)          (98,372)
                                                                           ------------      ------------
                   Net cash provided by investing activities                  4,796,633         4,437,924
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of equity securities                            480,393           262,943
         Note receivable - stock subscription                                15,000,000                --
                                                                           ------------      ------------
                   Net cash provided by financing activities                 15,480,393           262,943
                                                                           ------------      ------------

                                                                           ------------      ------------
NET EFFECT OF EXCHANGE RATE ON CASH                                            (147,437)           (2,818)
                                                                           ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    25,116,730           999,458
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                4,484,330         3,021,869
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 29,601,060      $  4,021,327
                                                                           ============      ============
  Supplemental cash flow information:
                      Cash paid for interest                               $         --      $      4,138
                                                                           ============      ============

Non-cash activities:
During the quarter ended March 31, 2001, the Company issued common stock valued at $28,101,163 to extinguish $26,062,000 of the convertible subordinated notes.

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which consist of normal recurring accruals and intercompany elimination entries) for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

     Atrix Laboratories, Inc. was formed in August 1986 as a Delaware corporation. In November 1998, the Company acquired ViroTex. In June 1999, the Company organized its wholly owned subsidiary Atrix Laboratories Limited, which is based in London, England. In February 2000, the Company organized its wholly owned subsidiary Atrix Laboratories GmbH, which is based in Frankfurt, Germany, to conduct its European operations. Collectively, Atrix Laboratories and its subsidiaries are referred to as Atrix or the Company. In June 2000, the Company entered into a research joint venture, Transmucosal Technologies, Limited, with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc to develop oncology and pain management compounds. Drug delivery of these compounds will utilize our patented ATRIGEL and BEMA drug delivery systems and Elan's nonoparticulate delivery technology.

     The Company is an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, the Company is currently developing a diverse portfolio of products, including proprietary oncology, pain management, growth hormone releasing peptide-1 and dermatology products. The Company also partners with several large pharmaceutical and biotechnology companies to apply its proprietary technologies to new chemical entities or to extend the patent life of existing products. The Company has strategic alliances with several large pharmaceutical companies to use its drug delivery technologies and expertise in the development of new products.

     Effective in the fiscal fourth quarter of 2000, the Company changed its method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments as revenue over the term of the related agreements. The change in accounting principle is based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. Previously, the Company recognized $24,100,000 for nonrefundable technology access fees and milestone payments as revenue when received and when the Company fulfilled all contractual obligations relating to the fees and milestone payments. There was an approximately $20,612,000 cumulative effect for this change in accounting principle that was reported as a charge in the year ended December 31, 2000. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms for each of the specific agreements.

     The following represents the Consolidated Statement of Operations represents the three months ended March 31, 2000 as previously reported, the adjustments for the adoption of SAB No. 101, and the resulting Consolidated Statement of Operations as restated for that adoption.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2000 RESTATED
                                   (Unaudited)

                                                            2000
                                                       (AS PREVIOUSLY     SAB No. 101           2000
                                                          REPORTED)       ADJUSTMENTS        (RESTATED)
                                                       --------------     ------------      ------------

REVENUE:
 Net sales and royalties                                $  1,157,401      $         --      $  1,157,401
 Contract research and development revenue                   537,872                --           537,872
 Licensing, marketing rights and milestone revenue            65,000           403,444           468,444
                                                        ------------      ------------      ------------
           Total revenue                                   1,760,273           403,444         2,163,717
                                                        ------------      ------------      ------------

OPERATING EXPENSES:
 Cost of goods sold                                          459,261                --           459,261
 Research and development                                  3,726,514                --         3,726,514
 Administrative and marketing                              1,020,896                --         1,020,896
                                                        ------------      ------------      ------------
           Total operating expenses                        5,206,671                --         5,206,671
                                                        ------------      ------------      ------------
INCOME (LOSS) FROM OPERATIONS                             (3,446,398)          403,444        (3,042,954)
                                                        ------------      ------------      ------------

OTHER INCOME (EXPENSE):
 Investment income                                           514,287                --           514,287
 Interest expense                                           (649,857)               --          (649,857)
 Other                                                        38,722                --            38,722
                                                        ------------      ------------      ------------
           Net other expense                                 (96,848)               --           (96,848)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                         (3,543,246)          403,444        (3,139,802)
Cumulative effect of change in accounting principle               --       (20,611,526)      (20,611,526)
                                                        ------------      ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCK                     $ (3,543,246)     $(20,208,082)     $(23,751,328)
                                                        ============      ============      ============

Basic and diluted earnings per common share:
Income (loss) before cumulative effect of change in
 accounting principle                                   $       (.31)                       $       (.28)
Cumulative effect of change in accounting principle               --                        $      (1.80)
                                                        ------------                        ------------
Net loss applicable to common stock                     $       (.31)                       $      (2.08)
                                                        ============                        ============
Basic and diluted weighted average common shares
 outstanding                                              11,439,792                          11,439,792
                                                        ============                        ============

NOTE 2. PRINCIPLES OF CONSOLIDATION

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

NOTE 3. INVENTORIES

     Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The inventory components at March 31, 2001 and December 31, 2000, are as follows:

                   March 31, 2001   December 31, 2000
                   --------------   -----------------

Raw materials       $1,998,293         $1,616,878
Work in process        202,746            144,723
Finished goods         200,712            179,328
                    ----------         ----------
                    $2,401,751         $1,940,929
                    ==========         ==========

NOTE 4. PROPERTY, PLANT, AND EQUIPMENT

     The components of net property, plant and equipment are as follows:

                                            MARCH 31, 2001   DECEMBER 31, 2000
                                            --------------   -----------------

Land                                         $  1,071,018      $  1,071,018
Building                                        3,612,613         3,610,068
Leasehold improvements                            507,002           470,002
Furniture and fixtures                            471,538           440,534
Machinery                                       5,440,949         5,038,815
Office equipment                                1,020,760           813,317
                                             ------------      ------------
     Total property, plant and equipment       12,123,880        11,443,754
Accumulated depreciation and
  amortization                                 (4,928,051)       (4,625,382)
                                             ------------      ------------
    Property, plant and equipment, net       $  7,195,829      $  6,818,372
                                             ============      ============

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. The effect of assuming conversion of the Series A convertible preferred stock is excluded from the diluted earnings per share computations since the conversion option commences July 18, 2002. Additionally, since the Company has not drawn any proceeds under the convertible promissory note agreement with Elan as of March 31, 2001, there was no effect on earnings per share computations pertaining to this convertible promissory note for the periods presented. Common share equivalents have been excluded from the computations in loss periods, as their effect would be antidilutive. The effect of assuming conversion of the Series A convertible exchangeable convertible preferred stock is excluded from the diluted earnings per share computations since the conversion option commences July 18, 2002. Additionally since the Company did not draw any proceeds under the convertible promissory note agreement with Elan as of March 31, 2001, there was no effect on earnings per share computations pertaining to this convertible promissory note for the periods presented. For the quarters ended March 31, 2001 and 2000, approximately
1.8 million and 2.0 million equivalent dilutive securities (primarily convertible notes and common stock options), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

NOTE 6. CONVERTIBLE SUBORDINATED NOTES PAYABLE

     In January and February 2001, the Company completed a series of private transactions involving the exchange of 1,459,672 newly issued common shares for $26,062,000, or 52% of the original offering amount, of the 7% convertible subordinated notes. Of the 1,459,672 shares issued, 1,371,684 shares were valued at the conversion price of $19.00 per share and the remaining 87,988 were valued at the closing market price as of the various exchange dates. As a result, the Company recognized an extraordinary loss of approximately $282,000, for the write-off of approximately $577,000 for pro rata unamortized deferred finance charges net of approximately $295,000 interest expense eliminated as a result of these exchanges. Additionally, as part of the 87,988 shares issued to induce conversion, debt conversion expense of approximately $2,039,000 was recognized in the quarter ended March 31, 2001. As of March 31, 2001 and December 31, 2000, the convertible notes payable balance was $10,128,000 and $36,190,000, respectively.

NOTE 7. PENDING LEGAL ACTION

     Disputes exist with Block Drug Company, a wholly owned subsidiary of GlaxoSmithKline, concerning product pricing and the payments due upon achievement of milestones. With respect to product pricing, arbitration began in December 2000 to resolve the issue as to the minimum price Block must pay for products under the agreement. An arbitration hearing was set for July 25, 2001. On April 20, 2001, the Company and Block Drug reached a settlement agreement resolving the pricing dispute over Block Drug's sale of ATRIDOX. The settlement agreement provides for the payment owed to the Company for sales of the product in 1999. The parties also implemented a new pricing schedule for future purchases.

     With respect to milestone payments, the Company believes that, under the agreement, the milestone for the FDA approval of the ATRISORB-DOXY Barrier product was achieved in 2000 and the corresponding payment of $1,000,000 was due. Block has not made this payment. Pursuant to the agreement with Block, the Company will be entitled to an additional milestone payment of $2,000,000 upon Block's first commercial sale of the ATRISORB-DOXY Barrier product in the United States. The Block agreement provides that the first commercial sale of this product in the U.S. must occur within 120 days after FDA approval, subject to certain conditions that have been satisfied. The Company has notified Block that they are in breach of the agreement for failure to commence marketing of the ATRISORB-DOXY Barrier product. The FDA approved the ATRISORB-DOXY Barrier product in September 2000. An arbitrator has been selected with respect to this dispute, but no schedule or hearing has been set. The Company intends to vigorously pursue its rights to these milestone payments.

NOTE 8. SUBSEQUENT EVENTS

     In April 2001, the Company entered into an exclusive European marketing agreement with MediGene AG for the Leuprogel products. In the agreement, valued at approximately $20 million, the Company received an up-front license fee payment of $2 million in April 2001 and will receive additional payments for certain clinical, regulatory and sales milestones. Additionally, MediGene purchased shares of the Company's common stock for $4 million in April 2001 at a premium to the market as part of the agreement, and will provide all resources needed to conduct clinical research and regulatory activities associated with seeking European marketing approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion relates to the restated interim amounts for the quarter ended March 31, 2000, a result of the change in accounting principle for the recognition of revenue as discussed in Note 1 to the Consolidated Financial Statements of this report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (i) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (ii) the results of current and future clinical trials;
(iii) the time and expenses associated with the regulatory approval process for products; (iv) the safety and effectiveness of our products and technologies;
(v) the timing of new product launches; and (vi) expected future additional equity losses for Transmucosal Technologies. The success of our business operations is in turn dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market, our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under the heading "Risk Factors."

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

     We also partner with large pharmaceutical and biotechnology companies to apply our proprietary technologies to new chemical entities or to extend the patent life of existing products. We have strategic alliances with several pharmaceutical companies including collaborations with Pfizer, Elan, Sanofi-Synthelabo, MediGene, Geneva Pharmaceuticals, Del Pharmaceuticals, Pharmacia & Upjohn Animal Health, Block Drug Company/GlaxoSmithKline, and J.B. Williams Company.

     In April 2001, we entered into an exclusive European marketing agreement with MediGene AG, a Germany based biotechnology company, for the Leuprogel products. In the agreement, valued at approximately $20 million, we received an up-front license fee payment of $2 million in April 2001 and will receive additional payments for certain clinical, regulatory and sales milestones. The $2 million license fee from MediGene will be recognized as revenue over a ten-year period using the straight-line method in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. Additionally, MediGene purchased shares of our common stock for $4 million at a premium to the market in April 2001 as part of the agreement, and will provide all resources needed to conduct clinical research and regulatory activities associated with seeking European marketing approvals.

     In January 2001, we received an exclusive option from Tulane University Health Science Center to license human growth releasing peptide-1, or GHRP-1, a novel patented growth-promoting compound. Previously we focused on reformulating existing compounds in our drug delivery technologies. The GHRP-1 represents our first chemical entity that we would acquire and develop for our own product portfolio, rather than in conjunction with an external partner. Possible applications of GHRP-1 include treatment of patients with AIDS or cancer, promotion of growth in children with short stature, or prevention of muscle wasting and frailty in aged individuals. We intend to deliver GHRP-1 for an extended period of time using our patented ATRIGEL drug delivery system.

     We continued to devote significant resources during the three months ended 2001 for the research and development of our Leuprogel prostate cancer treatment products and Atrisone acne treatment product, as well as, our new GHRP-1 product. We anticipate the commitment of significant resources for research and development activities will continue throughout 2001 for the expeditious advancement of our various products currently in development. Research and development costs for third-party partnerships, such as Pfizer, Geneva Pharmaceuticals, and our joint venture with Elan will continue as well.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 2000 (RESTATED)

     Total revenues for the three months ended March 31, 2001 were approximately $3,255,000 compared to approximately $2,164,000 for the three months ended March 31, 2000, representing a 50% increase.

     Product net sales and royalty revenue were approximately $1,234,000 during the three months ended March 31, 2001 compared to approximately $1,157,000 for the three months ended March 31, 2000. This 7% increase was primarily related to the launch of ATRIDOX international sales by our German subsidiary in the first quarter of 2001.

     Contract research and development revenue represents revenue we received from grants, from unaffiliated third-parties and from our joint venture with Elan for performing contract research and development activities using our various patented drug delivery technologies. Contract research and development revenue was approximately $1,304,000 for the three months ended March 31, 2001 compared to approximately $538,000 for the three months ended March 31, 2000, representing a 142% increase. This increase is primarily related to revenue recognition of approximately $625,000 for oncology and pain management research activities with our joint venture, Transmucosal Technologies, Ltd., which commenced in October 2000 and approximately $215,000 for dermatology research activities with Geneva Pharmaceuticals, which commenced in August 2000.

     Licensing fees, marketing rights and milestone revenue in accordance with SAB No. 101 for the three months ended March 31, 2001 was approximately $717,000 compared to approximately $468,000 for the three months ended March 31, 2000, representing a 53% increase. This increase is primarily related to the recognition of approximately $200,000 in license fee revenue in accordance with SAB No. 101 for our Leuprogel products under the Sanofi-Synthelabo December 2000 agreement. The Block agreement provides for potential milestone payments totaling up to $50 million to us over a three-to-five year period, as well as manufacturing margins and royalties on sales. Prior to 2001, we had received $24.1 million in milestone payments from Block. In February 2001, we received a $1,000,000 ATRIDOX sales milestone payment from Block. This sales milestone payment will be recognized as revenue over a ten-year period using the straight-line method in accordance with SAB No. 101 - Revenue Recognition in Financial Statements. We are currently in dispute with Block pertaining to two ATRISORB-DOXY milestone payments. See Note 7. Pending Legal Action.

     Cost of goods sold recorded for the three months ended March 31, 2001 was approximately $436,000 compared to approximately $459,000 for the three months ended March 31, 2000, representing a 5% decrease. This decrease in cost of sales reflects improved margins on our ATRIDOX product.

     Research and development expenses for the three months ended March 31, 2001 were approximately $6,765,000 compared to approximately $3,727,000 for the three months ended March 31, 2000, representing an 82% increase. Approximately $1,667,000 of this expected increase was due to the rapid progress in our Leuprogel for prostate cancer treatment products. This included our March 2001 filing of the NDA to the FDA for the Leuprogel One-month product, near completion of the Leuprogel Three-month product, and completion of patient enrollment for the Leuprogel Four-month product. In January 2001, we received an exclusive option from Tulane University Health Science Center to license human growth releasing peptide-1, or GHRP-1, a novel patented growth-promoting compound. Research and development activities for the GHRP-1 were approximately $684,000 for the first quarter 2001. Dermatology research and development activities for Geneva Pharmaceuticals' related projects increased approximately $425,000 for the first quarter of 2001. Additionally, Atrisone research and development expenditures increased approximately $222,000 for the three months ending March 31, 2001. Atrisone Phase III patient enrollment commenced in April 2001.

     Administrative and marketing expenses for the three months ended March 31, 2001 were approximately $1,269,000 compared to approximately $1,021,000 for the three months ended March 31, 2000, representing a 24% increase. The increase was primarily related to the recognition of compensation expense for the issuance of non-qualified stock options and an increase in legal fees associated with the Block arbitration. See Note 7. Pending Legal Action.

     We recognized a loss of approximately $501,000 for the three months ended March 31, 2001 for our 80.1% equity share in the loss of Transmucosal Technologies, our joint venture with Elan. We expect to record additional equity losses for Transmucosal Technologies in the foreseeable future.

     Investment income for the three months ended March 31, 2001 was approximately $749,000 compared to approximately $514,000 for the three months ended March 31, 2000, representing a 46% increase. The increase was primarily the result of a net increase in our cash and cash equivalents and our marketable securities of approximately $19,134,000 for the first quarter of 2001 in comparison to the first quarter 2000 cash and investment balances. The increase in our cash and investment balances was primarily the result of receiving an $8 million license fee and a $15 million purchase of our common stock from Sanofi-Synthelabo in January 2001 in conjunction with the December 2000 agreement.

     Interest expense for the three months ended March 31, 2001 was approximately $315,000 compared to approximately $650,000 for the three months ended March 31, 2000, representing a 52% decrease. The reduction in interest expense was primarily the result of our repurchase and retirement of $26,562,000 of our 7% convertible subordinated notes since the period ended March 31, 2000.

     In January and February 2001, we completed a series of private transactions involving the exchange of 1,459,672 newly issued common shares for $26,062,000, or 52% of the original offering amount, of the 7% convertible subordinated notes. Of the 1,459,672 shares issued, 1,371,684 shares were valued at the conversion price of $19.00 per share and the remaining 87,988 were valued at the closing market price as of the various exchange dates. As a result, we recognized an extraordinary loss of approximately $282,000, for the write-off of approximately $577,000 for pro rata unamortized deferred finance charges net of approximately $295,000 interest expense eliminated as a result of these exchanges. Additionally, as part of the 87,988 shares issued to induce conversion, a debt conversion expense of approximately $2,039,000 was also recognized in the first quarter ended March 31, 2001. The convertible notes payable balance was reduced to $10,128,000 as a result of these exchanges.

     Effective in the fiscal fourth quarter of 2000, we changed our method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments as revenue over the term of the related agreements. The change in accounting principle is based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. Previously, we recognized $24,100,000 for nonrefundable technology access fees and milestone payments as revenue when received and when we fulfilled all contractual obligations relating to the fees and milestone payments. We recorded an approximately $20,612,000 cumulative effect for this change in accounting principle that was reported as a charge in the first quarter of 2000.

     We issued Series A convertible exchangeable preferred stock to Elan in July 2000 in connection with the formation of our joint venture with Elan. Related to this issuance, we recognized approximately $213,000 for accretion of dividend on preferred stock for the three months ended March 31, 2001.

     For the reasons described above, we recorded a net loss applicable to common stock of approximately $7,815,000, or $.55 per share, for the three months ended March 31, 2001 compared to a net loss applicable to common stock of approximately $23,751,000, or $2.08 per share, for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had cash and cash equivalents of approximately $29,601,000, marketable securities (at fair market value) of approximately $23,671,000 and other current assets of approximately $6,383,000 for total current assets of approximately $59,655,000. Current liabilities totaled approximately $7,147,000, which resulted in working capital of approximately $52,508,000.

     We have a revolving line of credit with a bank that expires in August 2001. Under the terms of the line of credit, we may borrow up to $1,000,000. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring us to maintain certain levels of net worth and liquidity. As of March 31, 2001, we had no outstanding balance under this line of credit.

     In July 2000, Elan and our company formed Transmucosal Technologies, a joint venture to develop and commercialize oncology and pain management products. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8,010,000 under a convertible promissory note agreement in support of our 80.1% share of the joint venture's research and development costs. The note has a six-year term, will accrue interest at 7% per annum, compounded semi-annually and added to principal, and is convertible at Elan's option into our common stock at a $14.60 conversion price. The note also allows us to convert this debt into our common stock at the prevailing market price at maturity. As of March 31, 2001, we had not drawn any amounts under the note.

     During the three months ended March 31, 2001, net cash provided by operating activities was approximately $4,987,000. This was primarily the result of the net loss for the period of approximately $7,815,000, adjusted for certain non-cash expenses, and changes in operating assets and liabilities as set forth in the consolidated statements of cash flows. We received an $8,000,000 license fee from Sanofi-Synthelabo in January 2001 for payment of the December 2000 Note Receivable - License Fee. Additionally, we recognized a non-cash charge for debt conversion expense of $2,039,000 during the three months ended March 31, 2001 for the exchange of 1,459,672 shares of our common stock to extinguish approximately $26,062,000 our convertible subordinated notes.

     Net cash provided by investing activities was approximately $4,797,000 during the three months ended March 31, 2001, primarily as a result of proceeds of approximately $12,742,000 for three called bond investments. This was offset by approximately $7,160,000 for the purchase of three bond investments.

     Net cash provided by financing activities was approximately $15,480,000 during the three months ended March 31, 2001. We received $15,000,000 from Sanofi-Synthelabo in January 2001 for payment pertaining to Sanofi's common stock purchase in conjunction with the December 2000 collaboration, license and supply agreement. Additionally, approximately $480,000 was for the issuance of our common stock related to employee stock options and the employee stock purchase plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective in the fiscal fourth quarter of 2000, we changed our method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments as revenue over the term of the related agreements. The change in accounting principle is based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. Previously, we recognized $24,100,000 for nonrefundable technology access fees and milestone payments as revenue when received and when we fulfilled all contractual obligations relating to the fees and milestone payments. We recorded an approximately $20,612,000 cumulative effect for this change in accounting principle that was reported as a charge in the year ended December 31, 2000. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms for each of the specific agreements. During the year ended December 31, 2000, the impact of the change in accounting principle increased net loss applicable to common stock by approximately $18,734,000, or $1.58 per share. This amount is comprised of approximately $20,612,000, or $1.73 per share, cumulative effect of the change as described above, net of approximately $1,878,000, or $0.16 per share, recognized as revenue during the year. The remainder of the related deferred revenue will be recognized as revenue approximately as follows:
$1,885,000 for each year from 2001 through 2010 and $11,000 for each year from 2011 through 2015 and $2,000 in 2016.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which, as amended, was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 provides new standards for the identification, recognition and measurement of derivative financial instruments, including embedded derivatives. Historically, we have not entered into derivative contracts to hedge existing risks nor have we entered into speculative derivative contracts. Although our convertible debt and preferred stock include conversion features that are considered to be embedded derivatives, accounting for those instruments is not affected by SFAS No. 133. The adoption of SFAS No. 133 on January 1, 2001 did not result in a transition adjustment in the financial statements.

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

     o Substantial manufacturing and marketing expenses to be incurred in the commercial launch of the ATRIDOX and ATRISORB products and commercializing future products.

     o Failure of corporate partners to develop or commercialize successfully our products or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between our company and such corporate partners.

     o Our limited experience in the sale and marketing of our products; dependence on Block to establish effective marketing, sales and distribution capabilities for the ATRIDOX, ATRISORB GTR Barrier, and ATRISORB-DOXY products in North America. Failure to internally develop marketing channels for the ATRISORB GTR Barrier, ATRISORB-DOXY and ATRIDOX products in Europe.

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

     o Our ability to successfully acquire and integrating technologies and businesses.

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

     To perform a sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2001. The fair values that result from these computations are compared with the fair values of these financial instruments at March 31, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at March 31, 2001 are as follows:

     Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our financial instruments by approximately $286,000 per year. A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our financial instruments by approximately $286,000 per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $7,813,000 at March 31, 2001, at variable interest rates. If interest rates were to increase or decrease 10%, the impact of such instruments on cash flows or earnings would not be material.

     The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities we own.

     The market price of our 7% convertible subordinated notes generally changes in parallel with the market price of our common stock. When our stock price increases, the price of these notes generally increases proportionally. Fair market price of the notes can be determined from quoted market prices, where available. The fair value of our long-term debt was estimated to be approximately $8,482,000 at March 31, 2001 and is lower than the carrying value by approximately $1,646,000. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in our weighted average long-term borrowing rate and a 1% decrease in quoted market prices, or approximately $203,000.

     Exchange Rate Risk. We face foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of our foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the period ended March 31, 2001 was not material. Based on our overall foreign currency rate exposure at March 31, 2001, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With respect to our product pricing dispute with Block Drug Company, arbitration began in December 2000 to resolve the issue as to the minimum price Block must pay for products under the agreement. An arbitration hearing was set for July 25, 2001. On April 20, 2001, we entered into a settlement agreement with Block resolving the pricing dispute over Block's sale of our ATRIDOX product. The settlement agreement provides for the payment owed to us for sales of the product in 1999. We also implemented a new pricing schedule for future purchases.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January and February 2001, we completed a series of private transactions involving the exchange of 1,459,672 newly issued shares of common stock for $26,062,000, or 52% of the original offering amount, of our 7% convertible subordinated notes. Of the 1,459,672 shares issued, 1,371,684 shares were valued at the conversion price of $19.00 per share and the remaining 87,988 were valued at the closing market price as of the various exchange dates. Because these transactions constituted an exchange of securities by us exclusively with existing security holders, where no commission or other remuneration was paid or given for soliciting such exchange, the transactions were exempt from registration under the Securities Act of 1933 under Section 3(a)(9) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None


     (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

     o Current Report on Form 8-K dated December 29, 2000 filed with the SEC on January 9, 2001, reporting an agreement with Sanofi-Synthelabo Inc. granting Sanofi-Synthelabo exclusive North American marketing rights to our Leuprogel One-, Three-, and Four-month products, and an investment by Sanofi-Synthelabo in our common stock, under Item 5. Other Events, and Item 7. Exhibits.

     o Current Report on Form 8-K dated December 29, 2000 filed with the SEC on January 9, 2001 reporting the execution of a collaboration, license and supply agreement with Sanofi-Synthelabo and an investment by Sanofi-Synthelabo in our common stock, under Item 5. Other Events, and
          Item 7. Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATRIX LABORATORIES, INC.
                                       (Registrant)

April 26, 2001                         By: /s/ David R. Bethune
                                           -------------------------------------
                                           David R. Bethune
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer


April 26, 2001                         By: /s/ Brian G. Richmond
                                           -------------------------------------
                                           Brian G. Richmond
                                           Chief Financial Officer and Assistant
                                           Secretary