Form 10-K405/A
period 2000-12-31
ATRIX LABORATORIES INC
filed 2001-05-31
CIK 809875

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

           X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         Commission File Number 0-18231

                                   ----------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 8, 2001 was $315,423,419.

         The number of shares outstanding of the Registrant's common stock as of March 8, 2001 was 14,887,241.

                      Documents incorporated by reference:

         Part III, Items 10, 11, 12, and 13 are incorporated by reference to the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on May 7, 2001

================================================================================

                                EXPLANATORY NOTE

         This Amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant on March 14, 2001, and is being filed solely to include under Item 14 the audited financial statements required by Rule 3-09 of Regulation S-X of the Registrant's joint venture, Transmucosal Technologies Ltd. Transmucosal Technologies is a Bermuda company owned by the Registrant and Elan International Services Ltd., a wholly owned subsidiary of Elan Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares, respectively. Except as otherwise stated herein, all other information contained in the original Report was current as of the date of filing of the Report on March 14, 2001 and has not been updated by this Amendment No. 1.

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

                           Consolidated Statements of Changes in Shareholders'
                             Equity - Years Ended December 31, 2000, 1999, and 1998

                           Consolidated Statements of Cash Flows - Years Ended
                             December 31, 2000, 1999, and 1998

                           Notes to the Consolidated Financial Statements

                  2.       Consolidated Financial Statement Schedules

                           The following financial statements of Transmucosal
                  Technologies Ltd., the Registrant's joint venture with Elan International Services Ltd., a wholly owned subsidiary of Elan Corporation plc, are filed as part of this Report.

                           Independent Auditors' Report

                           Balance Sheet as at December 31, 2000

                           Statement of Loss for the Period from July 14, 2000
                             (Date of Incorporation) to December 31, 2000

                           Statement of Changes in Shareholders' Equity for the
                             Period from July 14, 2000 (Date of Incorporation) to December 31, 2000

                           Statement of Cash Flows for the Period from July 14,
                             2000 (Date of Incorporation) to December 31, 2000

                           Notes to the Financial Statements

                           Other schedules for which provision is made in the
                  applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the information related is contained elsewhere in the financial statements.

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

                                            ATRIX LABORATORIES, INC.
                                                 AND SUBSIDIARIES
                                            (Registrant)


Date: May 31, 2001                          By: /s/ Brian G. Richmond
                                                -----------------------------
                                                    Brian G. Richmond
                                                    Chief Financial Officer

                               [KPMG LETTERHEAD]

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Transmucosal Technologies Ltd. as at December 31, 2000 and the related statement of loss, changes in shareholders' equity and cash flows for the period from July 14, 2000 (Date of Incorporation) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transmucosal Technologies Ltd. as at December 31, 2000 and the results of its operations and its cash flows for the period from July 14, 2000 (Date of Incorporation) to December 31, 2000 in conformity with United States generally accepted accounting principles.

/s/ KPMG

Chartered Accountants
Hamilton, Bermuda
April 20, 2001

TRANSMUCOSAL TECHNOLOGIES LTD.

Balance Sheet

December 31, 2000
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

Liabilities
Accounts payable and accrued expenses                              $    269,931
                                                                   ------------
     Total liabilities                                                  269,931
                                                                   ------------
Shareholders' equity
Share capital (Note 5)                                                   12,000

Share premium (Note 6)                                               14,988,000

Retained deficit                                                    (15,269,931)
                                                                   ------------
     Total shareholders' equity                                        (269,931)
                                                                   ------------
     Total liabilities and shareholders' equity                    $         --
                                                                   ------------

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statement of Loss

Period from July 14, 2000 (Date of Incorporation) to December 31, 2000 (Expressed in United States Dollars)

--------------------------------------------------------------------------------

Expenses
Research and development (Note 3)                                 $     251,482
License fee (Note 4)                                                 15,000,000
General and administrative                                               18,449
                                                                  -------------
     Total operating expenses                                        15,269,931
                                                                  -------------
Net loss                                                          $ (15,269,931)
                                                                  =============

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statement of Changes in Shareholders' Equity

Period from July 14, 2000 (Date of Incorporation) to December 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

Share Capital
Balance at beginning of period                                     $         --
Shares issued during the period (Note 5)                                 12,000
                                                                   ------------
Balance at end of period                                                 12,000
                                                                   ------------

Share premium
Balance at beginning of period                                               --
Share premium during the period (Note 6)                             14,988,000
                                                                   ------------
Balance at end of period                                             14,988,000
                                                                   ------------

Retained deficit
Balance at beginning of period                                               --
Net loss for the period                                             (15,269,931)
                                                                    -----------
Balance at end of period                                            (15,269,931)
                                                                   ------------

Total shareholders' equity                                         $   (269,931)
                                                                   ============

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statement of Cash Flows

Period from July 14, 2000 (Date of Incorporation) to December 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                                           $(15,269,931)
Adjustments to reconcile net income to net cash
provided by operating activities
     Accounts payable and accrued expenses                              269,931
                                                                   ------------

     Cash used by operating activities                              (15,000,000)
                                                                   ------------

Cash flows from financing activities
Proceeds from issuance of shares                                     15,000,000
                                                                   ------------
     Cash provided by financing activities                           15,000,000
                                                                   ------------

Net increase in cash and cash equivalents                                    --

Cash and cash equivalents at beginning of period                             --
                                                                   ------------
Cash and cash equivalents at end of period                         $         --
                                                                   ============


See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000

--------------------------------------------------------------------------------

1.       General

         Transmucosal Technologies Ltd. (the "Company") was incorporated in Bermuda on July 14, 2000 as Atrix Newco, Ltd. The Company is owned by Atrix Laboratories, Inc. ("Atrix") and Elan International Services Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares respectively. On December 14, 2000 the Company changed its name to Transmucosal Technologies Ltd.

         The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of "Products" (as defined in the Subscription, Joint Development and Operating Agreement ("JDOA") dated July 18, 2000) between EIS, Atrix and the Company. The focus of the collaborative venture will be to develop the "Products" using the Elan Intellectual Property, the Atrix Intellectual Property and the Atrix Technology pursuant to the JDOA.

2.       Significant accounting policy

         The Company follows accounting principles generally accepted in the United States. Significant accounting policies are as follows:

   (a)   Going concern

         These financial statements have been prepared on the basis that the Company is a going concern. The Company's ability to continue operating is dependent on achieving profitable operations and/or receiving additional development funding. It is the view of management that the Company will be a going concern based on additional development funding as described in Note 7.

   (b)   Research and development costs

         Research costs are charged as an expense of the period in which they are incurred. Development costs are deferred to future periods if certain criteria relating to future benefits are satisfied and if the costs do not exceed the expected future benefits.

   (c)   Use of estimates

         The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

3.       Related party transactions

         The following table summarizes the Company's related party transactions for the period:


         Research and development costs
           to shareholder                                               $251,482

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

TRANSMUCOSAL TECHNOLOGIES LTD.

Notes to Financial Statements

December 31, 2000

--------------------------------------------------------------------------------

4.   License fee

     During fiscal 2000, the Company paid a license fee to Elan Corporation plc in the amount of $15,000,000 to acquire rights to certain Elan intellectual property. This license fee which is nonrefundable has been expensed in the current fiscal period.

5.   Share capital

     Voting common shares, of par value US$1.00 per share
     6,000 shares authorised;
     6,000 shares issued and outstanding                               $   6,000

     Non-voting convertible preferred shares, of par value
     US$1.00 per share
     6,000 shares authorised;
     6,000 shares issued and outstanding                                   6,000
                                                                       ---------
                                                                       $  12,000
                                                                       =========

     At any time after July 18, 2002, each holder of the preferred shares shall have the right to convert all, or a portion, of such preferred shares into common shares on a one-to-one basis, as outlined in the Bye-laws of the Company.

6.   Share premium

     Share premium represents amounts contributed by shareholders in excess of the par value of the shares subscribed for.

7.   Development funding

     It is estimated that the Company may require an initial research and development budget of approximately $10 million, within the first 24 to 36 months from the date of incorporation, to commence development of the Products based upon the Elan Technology, Atrix Technology and/or Company Technology. The Development Funding shall be applied to the Company's research and development costs associated with development of the products.

8.   Taxes

     Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

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

         4.10 Convertible Promissory Note, dated as of July 18, 2000, issued by Registrant to EIS.(10)

         10.1 Employment Agreement between Registrant and John E. Urheim dated June 4, 1993.(1)

         10.2 Lease Agreement dated May 11, 1991 between the Registrant and GB Ventures.(1)

         10.3 Agreement dated December 16, 1996 between the Registrant and Block Drug Corporation ("Block Agreement").(2)

         10.3A    First Amendment to Block Agreement dated June 10, 1997.(6)**

         10.3B    Second Amendment to Block Agreement dated July 31, 1997.(6)**

         10.3C    Third Amendment to Block Agreement dated February 4,
                  1998.(6)**

         10.3D    Fourth Amendment to Block Agreement dated January 12,
                  1999.(6)**

         10.3E    Fifth Amendment to Block Agreement dated January 27,
                  1999.(6)**

         10.3F    Sixth Amendment to Block Agreement dated September 24,
                  1999.(7)**

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

         10.14 Stock Purchase Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(11)

         10.15 Collaborative Research Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(11)**

         10.16 License and Royalty Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(11)**

         10.17 Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Registrant and Geneva Pharmaceuticals, Inc.(12)**

         10.18 Securities Purchase Agreement, dated as of July 18, 2000, between Registrant and EIS.(10)**

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

         10.22 EPIL License Agreement, dated as of July 18, 2000 among Elan, EPIL, Newco and Registrant.(10)**

         10.23 Collaboration, License and Supply Agreement, dated as of December 8, 2000, by and between Registrant and Sanofi-Synthelabo Inc.(13)**

         10.24 Stock Purchase Agreement, dated as of December 29, 2000, by and between Registrant and Sanofi-Synthelabo.(13)

         10.25    2000 Stock Incentive Plan***

         21       Subsidiaries of the Registrant***

         23       Consent of Deloitte & Touche LLP***

         23.1     Consent of KPMG*

-------------------
*        Filed herewith.

**       Confidential treatment requested.

*** Previously filed with, and incorporated by reference to, the original Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 14, 2001.

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