Form 10-Q
period 2002-03-31
ATRIX LABORATORIES INC
filed 2002-04-29
CIK 809875

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         The number of shares outstanding of the registrant's common stock as of April 26, 2002 was 20,214,945.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                                                           MARCH 31, 2002    DECEMBER 31, 2001
                                                                                           --------------    ------------------
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ........................................................   $       32,406    $           50,058
      Marketable securities available-for-sale, at fair value ..........................           99,478                87,910
      Accounts receivable, net of allowance for doubtful accounts of $4 and $5 .........            4,155                 3,522
      Interest receivable ..............................................................            1,095                   995
      Inventories ......................................................................            4,091                 3,314
      Prepaid expenses and deposits ....................................................            1,130                   606
                                                                                           --------------    ------------------
           Total current assets ........................................................          142,355               146,405
                                                                                           --------------    ------------------

PROPERTY, PLANT AND EQUIPMENT, NET .....................................................            8,250                 7,557
                                                                                           --------------    ------------------

OTHER ASSETS:
      Intangible assets, net of accumulated amortization of $3,625 and $3,421 ..........            3,324                 3,446
      Deferred finance costs, net of accumulated amortization of $71 and $121 ..........               43                    85
                                                                                           --------------    ------------------
           Other assets ................................................................            3,367                 3,531
                                                                                           --------------    ------------------
             TOTAL ASSETS ..............................................................   $      153,972    $          157,493
                                                                                           ==============    ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade .........................................................   $        4,241    $            3,108
      Accrued expenses and other .......................................................              610                   611
      Deferred revenue .................................................................            7,036                 7,467
      Convertible subordinated notes payable ...........................................            2,875                    --
                                                                                           --------------    ------------------
           Total current liabilities ...................................................           14,762                11,186
                                                                                           --------------    ------------------

DEFERRED REVENUE .......................................................................           27,151                28,373
CONVERTIBLE SUBORDINATED NOTES PAYABLE .................................................               --                 5,206

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock, $.001 par value; 5,000,000 shares authorized
         Series A preferred stock, $.001 par value, 200,000 shares authorized and
              no shares issued or outstanding ..........................................               --                    --
         Series A convertible exchangeable preferred stock, $.001 par value, 20,000 shares authorized; 12,871 and 12,871 shares issued and outstanding
             Liquidation preference $13,509 and $13,281 ................................               --                    --
      Common stock, $.001 par value; 45,000,000 shares authorized; 20,148,337 and
         19,859,807 shares issued and 20,037,337 and 19,782,307 shares outstanding .....               20                    20
      Additional paid-in capital .......................................................          251,584               246,471
      Treasury stock, 111,000 and 77,500 shares, at cost ...............................           (2,230)               (1,558)
      Accumulated other comprehensive loss .............................................             (339)                   (4)
      Accumulated deficit ..............................................................         (136,976)             (132,201)
                                                                                           --------------    ------------------
           Total shareholders' equity ..................................................          112,059               112,728
                                                                                           --------------    ------------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................   $      153,972    $          157,493
                                                                                           ==============    ==================


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                      2002                 2001
                                                                                 ----------------    ----------------
      REVENUES:
       Net sales and royalties ...............................................   $          1,159    $          1,234
       Contract research and development revenue .............................              2,495               1,304
       Licensing, marketing rights and milestone revenue .....................              1,363                 717
                                                                                 ----------------    ----------------
                 Total revenues ..............................................              5,017               3,255
                                                                                 ----------------    ----------------
      OPERATING EXPENSES:
       Cost of sales .........................................................                530                 436
       Research and development ..............................................              6,561               6,224
       Research and development - licensing fees .............................                 --                 540
       Administrative and marketing ..........................................              1,823               1,153
       Administrative - stock option compensation ............................              1,257                 116
                                                                                 ----------------    ----------------
                 Total operating expenses ....................................             10,171               8,469
                                                                                 ----------------    ----------------
      LOSS FROM OPERATIONS ...................................................             (5,154)             (5,214)
                                                                                 ----------------    ----------------
      OTHER INCOME (EXPENSES):
       Equity in loss of joint venture .......................................               (410)               (501)
       Investment income .....................................................              1,345                 749
       Interest expense ......................................................               (191)               (315)
       Debt conversion expense ...............................................               (125)             (2,039)
       Other .................................................................                  2                  --
                                                                                 ----------------    ----------------
                 Net other income (expenses) .................................                621              (2,106)
                                                                                 ----------------    ----------------
      LOSS BEFORE EXTRAORDINARY ITEM .........................................             (4,533)             (7,320)
      Extraordinary loss on extinguished debt ................................                (14)               (282)
                                                                                 ----------------    ----------------
      NET LOSS ...............................................................             (4,547)             (7,602)
      Accretion of dividends on preferred stock ..............................               (228)               (213)
                                                                                 ----------------    ----------------
      NET LOSS APPLICABLE TO COMMON STOCK ....................................   $         (4,775)   $         (7,815)
                                                                                 ================    ================

      Basic and diluted loss per common share:

             Loss before extraordinary item ..................................   $           (.23)   $           (.52)
             Extraordinary loss on extinguished debt .........................                 --                (.02)
                                                                                 ----------------    ----------------
             Net loss ........................................................               (.23)               (.54)
             Accretion of dividends on preferred stock .......................               (.01)               (.01)
                                                                                 ----------------    ----------------
             Net loss applicable to common stock .............................   $           (.24)   $           (.55)
                                                                                 ================    ================
             Basic and diluted weighted average common shares outstanding ....         19,928,654          14,178,105
                                                                                 ================    ================

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                         2002              2001
                                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................................... $       (4,547)   $       (7,602)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization ............................................            731               576
        Amortization of deferred revenue .........................................         (1,798)             (822)
        Equity in loss of joint venture ..........................................            410               501
        Loss on sale of marketable securities ....................................             71                --
        Stock plan compensation ..................................................          1,257               116
        Debt conversion expense ..................................................            125             2,039
        Interest expense converted to equity .....................................             24                --
        Extraordinary loss on extinguished debt ..................................             14               282
     Net changes in operating assets and liabilities:
        Accounts receivable ......................................................           (662)             (152)
        Note receivable - licensing fee ..........................................             --             8,000
        Interest receivable ......................................................           (100)              316
        Inventories ..............................................................           (787)             (478)
        Prepaid expenses and deposits ............................................           (524)              (20)
        Accounts payable .........................................................            820               175
        Accrued expenses and other ...............................................             --               150
        Deferred revenue .........................................................            145             1,906
                                                                                   --------------    --------------
                   Net cash provided by (used in) operating activities ...........         (4,821)            4,987
                                                                                   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment .............................         (1,092)             (685)
        Investment in intangible assets ..........................................            (81)             (100)
        Proceeds from maturity and sale of marketable securities .................          3,443            12,742
        Investment in marketable securities ......................................        (15,531)           (7,160)
        Investment in joint venture ..............................................              7                --
                                                                                   --------------    --------------
                   Net cash provided by (used in) investing activities ...........        (13,254)            4,797
                                                                                   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of equity securities, net of issuance costs ......          1,173               480
         Payments to acquire treasury stock ......................................           (671)               --
         Note receivable - stock subscription ....................................             --            15,000
                                                                                   --------------    --------------
                   Net cash provided by financing activities .....................            502            15,480
                                                                                   --------------    --------------
NET EFFECT OF EXCHANGE RATE ON CASH ..............................................            (79)             (147)
                                                                                   --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................        (17,652)           25,117
                                                                                   --------------    --------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................         50,058             4,484
                                                                                   --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................... $       32,406    $       29,601
                                                                                   ==============    ==============

   Non-cash activities:

   2002

   Issued common stock valued at $2,455,785 in exchange for $2,331,000 of the 7% Convertible Subordinated Notes.

   Vested incentive stock options valued at $1,256,602 for an executive in conjunction with his termination agreement.

   2001

   Issued preferred stock valued at $423,981 to Elan for accreted dividends.

   Issued common stock valued at $28,101,163 in exchange for $26,062,000 of the 7% Convertible Subordinated Notes.

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and subsidiaries (collectively referred to as "Atrix" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2001, filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

NOTE 2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Atrix Laboratories, Inc. was formed in August 1986 as a Delaware corporation. In November 1998, the Company acquired ViroTex Corporation. In June 1999, the Company organized its wholly owned subsidiary Atrix Laboratories Limited, which is based in London, England. In February 2000, the Company organized its wholly owned subsidiary Atrix Laboratories GmbH, which is based in Frankfurt, Germany, to conduct its European operations. In June 2000, the Company entered into a research joint venture, Transmucosal Technologies, Ltd., with Elan International Services, Ltd. ("Elan"), a wholly owned subsidiary of Elan Corporation, plc.

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

SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Atrix Laboratories, Inc. and its wholly owned subsidiaries Atrix Laboratories Limited and Atrix Laboratories, GmbH. All significant intercompany transactions and balances have been eliminated. While the Company initially owns 80.1% of Transmucosal Technologies' outstanding common stock, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in Emerging Issues Task Force Consensus 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest, but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Elan's significant rights in Transmucosal Technologies that are considered participating rights include equal representation in the management of the joint venture and development of its business plan and approval rights on the board of directors as it relates to the business plan. Accordingly, the Company accounts for its investment in Transmucosal Technologies under the equity method of accounting. Additionally, the joint venture contracts with Atrix to perform certain research and development activities. During the quarters ended March 31, 2002 and 2001, the Company earned contract research and development revenues of $0.5 million and $0.6 million, respectively, and had receivables from the joint venture of $1.4 million at March 31, 2002. Additionally, the Company had payables to the joint venture at March 31, 2002 of $1.2 million. During the quarters ended March 31, 2002 and 2001, the Company recognized $0.4 million and $0.5 million, respectively, for its 80.1% share of the losses of Transmucosal Technologies.

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

NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the FASB. SFAS No. 144 provided new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The inventory components at March 31, 2002 and December 31, 2001, are as follows (in thousands):

                                           March 31, 2002   December 31, 2001
                                           --------------   ------------------
                         Raw materials     $        3,098   $            2,399
                         Work in process              563                  201
                         Finished goods               430                  714
                                           --------------   ------------------
                                           $        4,091   $            3,314
                                           ==============   ==================

NOTE 4.  NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. The effect of assuming conversion of the Series A Convertible Preferred Stock is excluded from the diluted earnings per share computations since the conversion option commences July 18, 2002. Additionally, since the Company has not drawn any proceeds under the convertible promissory note agreement with Elan as of March 31, 2002, there was no effect on earnings per share computations pertaining to this convertible promissory note for the periods presented. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive. For the three months ended March 31, 2002 and 2001, approximately 1.4 million and 1.8 million equivalent dilutive securities (primarily convertible notes and common stock options), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

NOTE 5.  CONVERTIBLE SUBORDINATED NOTES PAYABLE

         During the three months ended March 31, 2002, the Company exchanged 128,601 shares of its common stock for $2,331,000 of its 7% Convertible Subordinated Notes. Of the 128,601 shares issued, 122,684 shares were valued at the conversion price of $19.00 per share and the remaining 5,917 shares were valued at $21.09 per share, the closing market price of the Company's common stock on the date of exchange. As a result, the Company recognized an extraordinary loss of approximately $14,000, for the write-off of $38,000 of pro rata unamortized deferred finance charges net of $24,000 interest expense payable eliminated as a result of these exchanges. Additionally, of the 5,917 shares exchanged, a debt conversion expense of approximately $125,000 was recognized for the three months ended March 31, 2002. As of March 31, 2002 and December 31, 2001, the outstanding principal amount of the 7% Convertible Subordinated Notes was $2,875,000 and $5,206,000, respectively. The estimated fair value of the notes payable, based on quoted market prices or dealer quotes, was $3,536,000 and $5,961,000 at March 31, 2002 and December 31, 2001,
respectively.

         In March 2002, the Company announced that it will call for redemption the remainder of the outstanding 7% Convertible Subordinated Notes. The redemption date has been set for May 15, 2002 and the notes will be redeemed at 102.25% of the outstanding principal amount of the notes plus accrued interest through the day prior to the redemption date. No interest will accrue after the redemption date. As a result, these notes have been classified as a current liability in the March 31, 2002 balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (1) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products;
(2) the results of current and future clinical trials; (3) the time and expenses associated with the regulatory approval process for products; (4) the safety and effectiveness of our products and technologies; (5) the timing of new product launches; and (6) expected future additional equity losses for Transmucosal Technologies. The success of our business operations is dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under "Item 1.--Business--Factors Affecting Our Business and Prospects" in our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

         We are an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology, pain management, growth hormone releasing peptide-1, oral interferon and dermatology products. We also form strategic alliances with large pharmaceutical and biotechnology companies utilizing our various drug delivery systems. These strategic alliances include collaborations with Pfizer, Inc., Sanofi-Synthelabo, Inc., MediGene AG, Fujisawa Healthcare, Inc., Elan International Services, Ltd., Geneva Pharmaceuticals, Inc. and CollaGenex Pharmaceuticals, Inc.

         Our drug delivery systems deliver controlled amounts of drugs in time frames ranging from minutes to months to address a range of therapeutic and patient needs. Atrigel is our original proprietary sustained release biodegradable polymer drug delivery system. The Atrigel system may provide benefits over traditional methods of drug administration such as safety and effectiveness, wide array and ease of applications, site-specific or systemic delivery, customized release rates and biodegradability. With the acquisition of ViroTex Corporation in November 1998, we added four additional drug delivery systems: BEMA(TM), SMP(TM), MCA(TM) and BCP(TM).

         In January 2002, we received approval from the United States Food and Drug Administration, or FDA, for our Eligard(TM) 7.5-mg one-month product, a once-a-month subcutaneous injection for the treatment of advanced prostate cancer. We anticipate the marketing launch to commence in the third quarter of 2002.

         In January 2002, Sanofi-Synthelabo exercised its right to develop a unique dosage formulation of Eligard for the treatment of prostate cancer. Under the terms of our agreement with Sanofi-Synthelabo, we will receive reimbursement for research and development expenses relating to the unique dosage formulation of Eligard and we expect to submit an Investigational New Drug Application, or IND, to the FDA this year. Additionally, we will receive payments for certain regulatory and sales milestones, a royalty based on sales of the product and a manufacturing margin.

         Additionally, in January 2002, we submitted an Abbreviated New Drug Application, or ANDA, to the FDA for approval of a generic equivalent to an undisclosed topical dermatology product.

         In March 2002, we entered into an exclusive licensing agreement with Luxembourg Pharmaceuticals Ltd. for the Israeli marketing rights of our four Eligard products. Under the terms of the agreement, we will receive a royalty on net sales and a manufacturing margin. Luxembourg Pharmaceuticals will be responsible for regulatory submissions and any studies that may be necessary to gain approval with the Israeli regulatory authorities.

         In March 2002, we commenced Phase II clinical trials for a proprietary formulation of a low-dose oral interferon-alpha product for the treatment of oral warts caused by human papilloma virus in HIV-infected patients. We also announced that we received positive clinical data from the first Phase III clinical trial of Atrisone(TM) for the treatment of acne. We expect to commence a second Phase III clinical trial in the second quarter of 2002.

         Also in March 2002, we called for redemption the remainder of our 7% Convertible Subordinated Notes due 2004. The redemption date has been set for May 15, 2002. The redemption will clear $2.875 million in debt remaining from our original public offering of $50.0 million in 7% Convertible Subordinated Notes issued in November 1997. The notes called for redemption will be redeemed at 102.25% of the outstanding principal amount of the notes plus accrued interest through the day prior to the date of redemption. The notes called for redemption may be converted into shares of our common stock prior to the date of redemption at a $19.00 per share conversion price.

         In April 2002, we announced our plans to expand our manufacturing and laboratory facilities to support current and future projects. Our current 26,000 square foot facility will be expanded to a 58,000 square foot building. In the expanded facility we intend to produce the full line of our Eligard prostate cancer products, Atrisone topical dermatological product, generic dermatology products, dental products, and clinical supplies for future products currently in development. Approximately 40% of the building expansion will be devoted to production with the remainder allotted for warehousing, quality assurance and laboratory work. Construction is expected to begin in the second quarter of 2002 and end by late December 2002. Once the building is complete, an extensive FDA certification of the plant and equipment is required, which could take up to five months.

         In April 2002, we also submitted a New Drug Application, or NDA, to the FDA for our Eligard 30-mg four-month leuprolide acetate depot product for the treatment of advanced prostate cancer. In addition, we announced that MediGene, our European marketing partner, submitted a Marketing Authorization Application for the Eligard 22.5-mg three-month product to the German regulatory authority, Bundesinstitut fur Arzneimittel und Medizinprodukte, as the reference member state under a mutual recognition process.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 2001

         Total revenues for the three months ended March 31, 2002 were $5.0 million compared to $3.3 million for the three months ended March 31, 2001, representing a 52% increase.

         Net sales and royalties were $1.2 million during the three months ended March 31, 2002 compared to $1.2 million for the three months ended March 31, 2001. We expect sales and royalty revenues to increase in 2002 as a result of the commencement of our anticipated third quarter 2002 marketing launch of our Eligard 7.5-mg one-month product and possibly our Eligard 22.5-mg three-month product, if the FDA approves the NDA for this product.

         Contract research and development revenue represents revenue we earned from unaffiliated third parties and from our joint venture with Elan for performing contract research and development activities using our various patented drug delivery technologies. Contract research and development revenue was $2.5 million for the three months ended March 31, 2002 compared to $1.3 million for the three months ended March 31, 2001, representing a 92% increase. This increase is primarily related to the recognition of $0.8 million in revenue from Fujisawa for the three months ended March 31, 2002. Additionally, research activities funded by other parties increased by $0.4 million. We expect contract research and development revenue to increase in 2002 as a result of Fujisawa's partial funding of Atrisone costs over the full year in 2002 compared to six months in 2001 and also as a result of Sanofi-Synthelabo's funding of an Eligard unique dosage formulation product beginning in January 2002.

         Licensing, marketing rights and milestone revenue for the three months ended March 31, 2002 was $1.4 million compared to $0.7 million for the three months ended March 31, 2001, representing a 100% increase. This increase is primarily related to the recognition of $0.2 million in additional license fee and milestone revenue for our Eligard products under the Sanofi-Synthelabo and MediGene agreements and also to the recognition of $0.4 million additional revenue for the net effects of our 2001 amended agreement with Block Drug Corporation and the subsequent agreement with CollaGenex. The net effects of the amended Block agreement and the subsequent agreement with CollaGenex to transfer U.S. marketing rights of our dental products will be recognized as revenue over the term of the respective agreements using the straight-line method. We expect licensing, marketing and milestone revenue to increase in 2002 as a result of the combined $10.0 million for 2001 licensing and milestone payments received from Sanofi-Synthelabo, MediGene and Fujisawa being recognized over a full year in 2002 compared to a partial year of recognition in 2001. Additionally, licensing, marketing and milestone revenue is expected to increase in 2002 as a result of a full year of accelerated revenue recognition of the net effects related to the Block agreement in 2002 compared to four months of increased revenue recognition in 2001. Potential 2002 marketing and milestone payments from Sanofi-Synthelabo include FDA acceptance of Eligard 30-mg four-month, first commercial sales of Eligard 7.5-mg one-month and first commercial sales of Eligard 22.5-mg three-month upon FDA approval. These potential marketing and milestone payments from Sanofi-Synthelabo will be recognized as revenue over the remaining term of the agreement using the straight-line method should we achieve these marketing and milestone events.

         Cost of sales for the three months ended March 31, 2002 was $0.5 million compared to $0.4 million for the three months ended March 31, 2001, representing a 25% increase. While overall sales levels were flat for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, the increase in cost of sales was the result of an increase in lower-margin product sales and a decrease in higher-margin product sales. We expect that cost of sales will increase in the future proportionately to our increases in sales, including the commencement of Eligard 7.5-mg one-month sales and possibly the commencement of Eligard 22.5-mg three-month sales, if the FDA approves the NDA for the Eligard 22.5-mg three-month product.

         Research and development expenses excluding research and development licensing fees for the three months ended March 31, 2002 were $6.6 million compared to $6.2 million for the three months ended March 31, 2001, representing a 6% increase. An increase of $0.6 million was related to the progress in the development in our Atrisone acne product. An increase of $0.5 million was related to research activities for the growth hormone releasing peptide-1, or GHRP-1, product. Additionally, an increase of $0.4 million was related to our research and development activities for various BEMA products. These increases were offset by a decrease in research and development of $1.3 million on the Eligard products as a result of clinical study completions. We expect that our partner funded research and development expenses will increase for the foreseeable future as we continue to develop the products that we currently have under collaborative agreements, as new products are developed and as new agreements are entered. Additionally, we expect our research and development expenses for our internally funded activities will continue to increase for the foreseeable future as we continue to develop our current products, as well as continue to engage in new product discovery and development activities.

         Research and development - licensing fees for the three months ended March 31, 2001 was $0.5 million, which represents licensing fees paid to Tulane University for GHRP-1. These fees were expensed as incurred, as the technology licensed was for research and development purposes with no future alternative uses. We did not incur any licensing fees during the three months ended March 31, 2002. We may, in the future, incur additional costs for the acquisition of licenses; however, we cannot predict if or when that may happen or what the cost may be.

         Administrative and marketing expenses for the three months ended March 31, 2002 were $1.8 million compared to $1.2 million for the three months ended March 31, 2001, representing a 50% increase. This increase was primarily related to an increase in legal expenses associated with general business planning and activities, including fees for patent and trademark searches. The increase is also due to the addition of administrative personnel, expenses incurred to recruit additional scientific personnel and increased sales and marketing expenses for our international operations. We expect that our administrative and marketing expenses will increase for the foreseeable future as we continue to grow and additional support is required.

         Administrative - stock option compensation for the three months ended March 31, 2002 was $1.3 million, which was recognized in connection with the retirement of an executive officer. Stock compensation expense for the three months ended March 31, 2001 was $0.1 million for the issuance of non-qualified stock options. We may, in the future, incur additional costs for stock compensation activities; however, we cannot predict if or when that may happen or what the cost may be.

         We recognized a loss of $0.4 million for the three months ended March 31, 2002 for our 80.1% equity share in the loss of Transmucosal Technologies, our joint venture with Elan, compared to a loss of $0.5 million for the three months ended March 31, 2001. We expect to record additional equity losses for Transmucosal Technologies in the foreseeable future.

         Investment income for the three months ended March 31, 2002 was $1.3 million compared to $0.7 million for the three months ended March 31, 2001, representing an 86% increase. The increase was primarily the result of an increase in our average cash and cash equivalents and our marketable securities for the three months ended March 31, 2002 compared to the average balances for the three months ended March 31, 2001. We expect investment income to increase in 2002 as a result of higher average cash and cash equivalents and marketable securities balances for 2002 compared to 2001. The expected higher balances are primarily due to two underwritten public common stock offerings in 2001 resulting in net proceeds of $87.7 million.

         Interest expense for the three months ended March 31, 2002 was $0.2 million compared to $0.3 million for the three months ended March 31, 2001, representing a 33% decrease. The reduction in interest expense was primarily the result of exchanging 394,664 shares of our common stock for $7.3 million of our 7% Convertible Subordinated Notes since the period ended March 31, 2001.

         During the three months ended March 31, 2002 we exchanged 128,601 shares of our common stock for $2.3 million of our 7% Convertible Subordinated Notes. Of the 128,601 shares issued, 122,684 shares were valued at the conversion price of $19.00 per share and the remaining 5,917 shares were valued at $21.09 per share, the closing market price of our common stock on the date of exchange. As a result, we recognized an extraordinary loss of approximately $14,000, for the write-off of $38,000 of pro rata unamortized deferred finance charges net of $24,000 interest expense payable eliminated as a result of these exchanges. Additionally, of the 5,917 shares exchanged, a debt conversion expense of approximately $0.1 million was recognized for the three months ended March 31, 2002. As of March 31, 2002 and December 31, 2001, the outstanding principal amount of the 7% Convertible Subordinated Notes was $2.9 million and $5.2 million, respectively. In comparison, during the three months ended March 31, 2001, we exchanged 1,459,672 shares of our common stock for $26.1 million of the 7% Convertible Subordinated notes. As a result of this exchange, we recognized a non-cash charge for debt conversion expense of $2.0 million and $0.3 million for extraordinary loss on extinguished debt during the quarter ended March 31, 2001. In March 2002, we announced that we will call for redemption the remainder of the outstanding 7% Convertible Subordinated Notes. The redemption date has been set for May 15, 2002 and the notes will be redeemed at 102.25% of the outstanding principal amount of the notes plus accrued interest through the day prior to the redemption date. No interest will accrue after the redemption date.

         We issued Series A convertible exchangeable preferred stock to Elan in July 2000 in connection with the formation of our joint venture with Elan. Related to this issuance, we recognized $0.2 million for accretion of dividends on preferred stock for the three months ended March 31, 2002 compared to $0.2 million for the three months ended March 31, 2001.

         For the reasons described above, we recorded a consolidated net loss applicable to common stock of $4.8 million, or $0.24 per share, for the three months ended March 31, 2002 compared to a consolidated net loss applicable to common stock of $7.8 million, or $0.55 per share, for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had cash and cash equivalents of $32.4 million, marketable securities (at fair value) of $99.5 million, net accounts receivable of $4.2 million, inventories of $4.1 million and other current assets of $2.2 million for total current assets of $142.4 million. We had accounts payable of $4.3 million, short-term deferred revenue of $7.0 million, convertible subordinated notes payable of $2.9 million and other current liabilities of $0.6 million for total current liabilities of $14.8 million, which resulted in working capital of $127.6 million.

         During the three months ended March 31, 2002, net cash used in operating activities was $4.8 million. This was primarily the result of the net loss for the period of $4.5 million, adjusted for certain non-cash expenses, and changes in operating assets and liabilities as set forth in the consolidated statements of cash flows. We recognized a non-cash charge of $1.3 million for the vesting of incentive stock options in conjunction with the retirement of an executive officer. Additionally, we recognized non-cash charges for debt conversion expense of $0.1 million and approximately $14,000 as an extraordinary loss on extinguished debt during the three months ended March 31, 2002 for the exchange of 128,601 shares of our common stock to extinguish $2.3 million of our 7% Convertible Subordinated Notes.

         Net cash used in investing activities was $13.3 million during the three months ended March 31, 2002, primarily as a result of investing $15.5 million in various marketable securities available-for-sale during the first quarter of 2002.

         Net cash provided by financing activities was $0.5 million during the three months ended March 31, 2002. This increase is primarily the result of two former executives exercising a combined total of 125,000 incentive stock options. In September 2001, our Board of Directors approved a stock repurchase program to acquire up to $5 million of our common stock. As of March 31, 2002, we repurchased a total of 111,000 shares of our common stock in the open market with an average share price of $20.09 for a total stock repurchase value of $2.2 million. This program expires in December 2002.

         In November 1997, we issued $50.0 million in principal amount of our 7% Convertible Subordinated Notes. Interest is payable semi-annually and the notes mature on December 1, 2004. The notes are convertible, at the option of the holder, into common stock at a conversion price of $19.00 a share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at our option at any time on or after December 5, 2000. During the three months ended March 31, 2002 we exchanged 128,601 shares of our common stock for $2.3 million of our 7% Convertible Subordinated Notes. Of the 128,601 shares issued, 122,684 shares were valued at the conversion price of $19.00 per share and the remaining 5,917 shares were valued at $21.09 per share, the closing market price of our common stock on date of exchange. As a result, we recognized an extraordinary loss of approximately $14,000, for the write-off of $38,000 of pro rata unamortized deferred finance charges net of $24,000 interest expense payable eliminated as a result of these exchanges. Additionally, of the 5,917 shares exchanged, a debt conversion expense of approximately $0.1 million was recognized for the three months ended March 31, 2002. As of March 31, 2002 and December 31, 2001, the outstanding principal amount of the 7% Convertible Subordinated Notes was $2.9 million and $5.2 million, respectively. In March 2002, we announced that we will call for redemption the remainder of the outstanding 7% Convertible Subordinated Notes. The redemption date has been set for May 15, 2002 and the notes will be redeemed at 102.25% of the outstanding principal amount of the notes plus accrued interest through the day prior to the redemption date. No interest will accrue after the redemption date. As a result, these notes have been classified as a current liability in the March 31, 2002 balance sheet.

         In July 2000, we formed Transmucosal Technologies, a joint venture, with Elan to develop and commercialize oncology and pain management products. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8.0 million under a convertible promissory note agreement in support of our 80.1% share of the joint venture's research and development costs. The note has a six-year term, will accrue interest at 7% per annum, compounded semi-annually and added to principal, and is convertible at Elan's option into our common stock at a $14.60 conversion price. As of March 31, 2002, we had not drawn any amounts under the note. We are required to fund our 80.1% share of the joint venture's obligations, and this cash funding totaled approximately $7,000 for the quarter ended March 31, 2002 and no cash funding for the quarter ended March 31, 2001. Our future funding obligations are expected to be consistent with the funding in 2001.

         We have historically funded our operations through debt and equity offerings, payments received for licenses, milestones and research and development support under contractual arrangements and, to a lesser extent, product sales and royalties. Additionally, we have historically incurred operating losses and expect to continue to incur operating losses for the foreseeable future. At March 31, 2002, we had $32.4 million of cash and cash equivalent investments and $99.5 million of available-for-sale marketable securities (at fair value) to fund future operations and capital requirements. Our available-for-sale marketable securities are primarily in investment grade corporate notes and U.S. government bonds and bond funds. Our portfolio of corporate notes is diversified and, under our policy, we only invest in investment grade corporate notes. We believe the quality of the notes we hold and the diversity of our portfolio significantly mitigates our market risk. We believe that we have adequate liquidity and capital resources to fund our operations and capital requirements for the foreseeable future. However, we may have to raise additional funds to complete the development of our technologies as discussed below.

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

          o    the progress of our research and development programs,

          o the time required to file and process regulatory approval applications,

          o    the development of our commercial manufacturing facilities,

          o    our ability to obtain additional licensing arrangements, and

          o    the demand for our products.

         We expect to continue to incur substantial expenditures for research and development, testing, regulatory compliance, market development in European countries, possible repurchases of our common stock and to hire additional management, scientific, manufacturing and administrative personnel. We will also continue to expend a significant amount of funds for our ongoing clinical studies. Depending on the results of our research and development activities, we may determine to accelerate or expand our efforts in one or more proposed areas and may, therefore, require additional funds earlier than previously anticipated. We believe the existing cash and cash equivalent assets in addition to marketable security resources will be sufficient to fund our operations for the foreseeable future. However, we cannot assure you that underlying assumed levels of revenue and expense will prove accurate.

         In April 2002, we announced our plans to expand our manufacturing and laboratory facilities to support current and future projects. The current 26,000 square foot facility will be expanded to a 58,000 square foot building. In the expanded facility we intend to produce the full line of Eligard prostate cancer products, Atrisone topical dermatological product, generic dermatology products, dental products, and clinical supplies for future products currently in development. Approximately 40% of the building expansion will be devoted to production with the remainder allotted for warehousing, quality assurance and laboratory work. Construction is expected to begin in the second quarter of 2002 and end by late December 2002. Construction costs are estimated to be approximately $5.5 million with additional expenditures to be incurred as needed for equipment.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. We adopted SFAS No. 142 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the FASB. SFAS No. 144 provided new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. We adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the quarter ended March 31, 2002 are the same as those described in our Annual Report on Form 10-K.

         Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. Our critical accounting policies, which are included in Note 2 in the notes to the accompanying financial statements, include those related to (1) principles of consolidation, (2) revenue recognition and (3) research and development. With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information, which fairly depicts the results of operations for all periods presented.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

         There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

          o Our history of operating losses and the likelihood of future losses.

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

          o    Our limited experience in the sale and marketing of our products.

          o Competitive or market factors that may limit the use or broad acceptance of our products.

          o Cancellation or termination of material collaborative agreements and the resulting loss of research or other funding, or marketing, sales and distribution capabilities.

          o    Exchange rate fluctuations that may adversely impact net income
               (loss).

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

          o The ability to attract and retain highly qualified management, administrative and scientific personnel.

         For a discussion of these and other factors affecting our business and prospects, see "Item 1.--Business--Factors Affecting our Business and Prospects" in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES CONCERNING MARKET RISKS.

         We own financial instruments that are sensitive to market risks as part of our investment portfolio of cash equivalents and marketable securities. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes and we do not own derivative financial instruments. Our investment portfolio contains instruments that are primarily subject to interest rate risk. Our 7% Convertible Subordinated Notes are also subject to interest rate and equity price risks.

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

         We regularly assess the above described market risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. Our investment policy restricts investments to U.S. government or government-backed securities or to high rated commercial paper and other high rated investments only. As a result, we do not anticipate any material credit losses in these areas.

         For disclosure purposes, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents and short-term and long-term debt instruments.

         To perform a sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2002. The fair values that result from these computations are compared with the fair values of these financial instruments at March 31, 2002. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at March 31, 2002 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our financial instruments by approximately $0.5 million per year. A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our financial instruments by approximately $0.5 million per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $13.5 million at March 31, 2002, at variable interest rates. If interest rates were to increase or decrease 10%, the impact of such instruments on cash flows or earnings would not be material.

         The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities we own.

         The market price of our 7% Convertible Subordinated Notes generally changes in parallel with the market price of our common stock. When our stock price increases, the price of these notes generally increases proportionally. Fair market price of the notes can be determined from quoted market prices, where available. The fair value of our long-term debt was estimated to be approximately $3.5 million at March 31, 2002 and is higher than the carrying value by approximately $0.7 million. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in our weighted average long-term borrowing rate and a 1% decrease in quoted market prices, or approximately $58,000.

         Exchange Rate Risk. We face foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of our foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the period ended March 31, 2002 was not material. Based on our overall foreign currency rate exposure at March 31, 2002, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2002 we exchanged 128,601 shares of our common stock for $2.3 million of our 7% Convertible Subordinated Notes. Of the 128,601 shares issued, 122,684 shares were valued at the conversion price of $19.00 per share and the remaining 5,917 shares were valued at $21.09 per share, the closing market price of our common stock on the date of exchange. As a result, we recognized an extraordinary loss of approximately $14,000, for the write-off of $38,000 of pro rata unamortized deferred finance charges net of $24,000 interest expense payable eliminated as a result of these exchanges. Additionally, of the 5,917 shares exchanged, a debt conversion expense of approximately $0.1 million was recognized for the three months ended March 31, 2002. As of March 31, 2002 the outstanding principal amount of the 7% Convertible Subordinated Notes was $2.9 million. Because this transaction constituted an exchange of securities by us exclusively with existing security holders, where no commission or other remuneration was paid or given for soliciting such exchange, the transactions were exempt from registration under the Securities Act of 1933 under Section 3(a)(9) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         None.

         (b) Reports on Form 8-K: We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

          o Current Report on Form 8-K dated January 24, 2002, filed with the Securities and Exchange Commission on February 5, 2002, under
               Item 5. Other Events, and Item 7. Exhibits.

          o Current Report on Form 8-K dated March 6, 2002, filed with the Securities and Exchange Commission on March 6, 2002, under Item
               5. Other Events, and Item 7. Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATRIX LABORATORIES, INC.
                                        (Registrant)

April 29, 2002                          By: /s/ Brian G. Richmond
                                           -------------------------------------
                                           Brian G. Richmond
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Principal Financial and Chief
                                           Accounting Officer)