Form 10-K/A
period 2001-12-31
ATRIX LABORATORIES INC
filed 2002-05-14
CIK 809875

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ________

                         Commission File Number 0-18231

                              -------------------

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

         The number of shares outstanding of the Registrant's common stock as of March 26, 2002 was 20,101,315.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III, Items 10, 11, 12, and 13 are incorporated by reference to the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on May 5, 2002.

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant on April 1, 2002, and is being filed solely to include under Item 14 the audited financial statements required by Rule 3-09 of Regulation S-X of the Registrant's joint venture, Transmucosal Technologies Ltd. Transmucosal Technologies is a Bermuda company owned by the Registrant and Elan International Services Ltd., a wholly owned subsidiary of Elan Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares, respectively. Except as otherwise stated herein, all other information contained in the original Report was current as of the date of filing of the Report on April 1, 2002 and has not been updated by this Amendment No. 1.

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

                           Independent Auditors' Report
                           Balance Sheets as at December 31, 2001 and 2000
                           Statements of Loss for the Periods Ended December 31,
                               2001 and 2000
                           Statements of Changes in Shareholders' Equity for the
                               Periods Ended December 31, 2001 and 2000
                           Statements of Cash Flows for the Periods Ended December 31,
                               2001 and 2000
                           Notes to Financial Statements

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

         (b) Reports on Form 8-K: We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

         - Current Report on Form 8-K dated October 15, 2001, filed with the Securities and Exchange Commission on October 17, 2001, under Item 5. Other Events, and Item 7. Exhibits.

         - Current Report on Form 8-K dated November 16, 2001, filed with the Securities and Exchange Commission on November 27, 2001, under Item 5. Other Events, and Item 7. Exhibits.

         - Current Report on Form 8-K dated December 7, 2001, filed with the Securities and Exchange Commission on December 10, 2001, under Item 5. Other Events, and Item 7. Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.



                                       ATRIX LABORATORIES, INC.
                                       (Registrant)



Date: May 14, 2002                     By: /s/ Brian G. Richmond
                                          --------------------------------------
                                          Brian G. Richmond
                                          Chief Financial Officer, Secretary
                                          and Treasurer

                               [KPMG Letterhead]

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders of
Transmucosal Technologies Ltd.

We have audited the accompanying balance sheets of Transmucosal Technologies Ltd. as at December 31, 2001 and 2000 and the related statement of loss, changes in shareholders' equity and cash flows for the year ended December 31, 2001 and the period from July 14, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Transmucosal Technologies Ltd. as at December 31, 2001 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.



/s/KPMG
Chartered Accountants
Hamilton, Bermuda
March 7, 2002

TRANSMUCOSAL TECHNOLOGIES LTD.

Balance Sheets

December 31, 2001
(Expressed in United States Dollars)

                                                                   2001                     2000
                                                               ------------             ------------
ASSETS
Cash and cash equivalents                                      $      2,144             $         --
                                                               ------------             ------------

     Total assets                                              $      2,144             $         --
                                                               ============             ============

LIABILITIES
Accounts payable and accrued expenses                          $    951,562             $    269,931
                                                               ------------             ------------

     Total liabilities                                              951,562                  269,931
                                                               ------------             ------------

SHAREHOLDERS' EQUITY
Share capital (Note 5)                                               12,000                   12,000
Share premium (Note 6)                                           14,988,000               14,988,000
Contributed surplus (Note 7)                                      3,436,107                       --
Retained deficit                                                (19,385,525)             (15,269,931)
                                                               ------------             ------------

     Total shareholders' equity                                    (949,418)                (269,931)
                                                               ------------             ------------


     Total liabilities and shareholders' equity                $      2,144             $         --
                                                               ============             ============

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Loss

Periods Ended December 31, 2001 and 2000
(Expressed in United States Dollars)

                                                    2001                     2000
                                                 -----------             ------------
INCOME
Net investment income                            $        48             $         --
                                                 -----------             ------------

     Total income                                         48                       --
                                                 -----------             ------------

EXPENSES
Research and development (Note 3)                  4,091,081                  251,482
Audit fees                                             9,776                       --
Government fees                                        9,345                       --
License fee (Note 4)                                      --               15,000,000
General and administrative                             5,440                   18,449
                                                 -----------             ------------

     Total operating expenses                      4,115,642               15,269,931
                                                 -----------             ------------


Net loss                                         $(4,115,594)            $(15,269,931)
                                                 ===========             ============

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Changes in Shareholders' Equity

Periods Ended December 31, 2001 and 2000
(Expressed in United States Dollars)

                                                            2001                     2000
                                                        ------------             ------------
SHARE CAPITAL
Balance at beginning of period                          $     12,000             $         --
Shares issued during the period (Note 5)                          --                   12,000
                                                        ------------             ------------

Balance at end of period                                      12,000                   12,000
                                                        ------------             ------------

SHARE PREMIUM
Balance at beginning of period                            14,988,000                       --
Share premium during the period (Note 6)                          --               14,988,000
                                                        ------------             ------------

Balance at end of period                                  14,988,000               14,988,000
                                                        ------------             ------------

CONTRIBUTED SURPLUS
Balance at beginning of period                                    --                       --
Contributed surplus during year (Note 7)                   3,436,107                       --
                                                        ------------             ------------

                                                           3,436,107                       --

RETAINED DEFICIT
Balance at beginning of period                           (15,269,931)                      --
Net loss for the period                                   (4,115,594)             (15,269,931)
                                                        ------------             ------------

Balance at end of period                                 (19,385,525)             (15,269,931)
                                                        ------------             ------------

Total shareholders' equity                              $   (949,418)            $   (269,931)
                                                        ============             ============

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Cash Flows

Periods Ended December 31, 2001 and 2000
(Expressed in United States Dollars)

                                                                    2001                    2000
                                                                -----------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(4,115,594)            $(15,269,931)
Adjustments to reconcile net income to net cash
provided by operating activities

     Accounts payable and accrued expenses                          681,631                  269,931
                                                                -----------             ------------

     Cash used by operating activities                           (3,433,963)             (15,000,000)
                                                                -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares                                         --               15,000,000
Contributed surplus                                               3,436,107                       --
                                                                -----------             ------------

     Cash provided by financing activities                        3,436,107               15,000,000
                                                                -----------             ------------

Net increase in cash and cash equivalents                             2,144                       --

Cash and cash equivalents at beginning of period                         --                       --
                                                                -----------             ------------

Cash and cash equivalents at end of period                      $     2,144             $         --
                                                                ===========             ============

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Notes to Financial Statements

December 31, 2001 and 2000

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

         The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of "Products" (as defined in the Subscription, Joint Development and Operating Agreement ("JDOA") dated July 18, 2000 between EIS, Atrix and the Company. The focus of the collaborative venture will be to develop the "Products" using the Elan Intellectual Property, the Atrix Intellectual Property and the Atrix Technology pursuant to the JDOA.

2.       SIGNIFICANT ACCOUNTING POLICY

         The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company:

         (a)      Going concern

                  These financial statements have been prepared on the basis that the Company is a going concern. The Company's ability to continue operating is dependent on achieving profitable operations and/or receiving additional development funding. It is the opinion of management that the Company will be a going concern based on additional development funding as described in Note 7.

TRANSMUCOSAL TECHNOLOGIES LTD.

Notes to Financial Statements

December 31, 2001 and 2000

         (b)      Research and development costs

                  Research costs are charged as an expense of the period in which they are incurred. Development costs are deferred to future periods if certain criteria relating to future benefits are satisfied and if the costs do not exceed the expected future benefits.

3.       RELATED PARTY TRANSACTIONS

         The following table summarizes the Company's related party transactions for the period:

         Research and development costs
           paid to shareholders                       $4,091,081

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4.       LICENSE FEE

         During fiscal 2000, the Company paid a license fee to Elan Corporation plc in the amount of $15,000,000 to acquire rights to certain Elan intellectual property. This license fee, which is non-refundable, was expensed in the prior year.

5.       SHARE CAPITAL

         Voting common shares, of par value US$1.00 per share
         6,000 shares authorised;
         6,000 shares issued and outstanding                                                    $ 6,000

         Non-voting convertible preferred shares, of par value US$1.00 per share
         6,000 shares authorised;
         6,000 shares issued and outstanding                                                      6,000
                                                                                                -------

                                                                                                $12,000
                                                                                                =======

TRANSMUCOSAL TECHNOLOGIES LTD.

Notes to Financial Statements

December 31, 2001 and 2000

         At any time after July 18, 2002, each holder of the preferred shares shall have the right to convert all, or a portion, of such preferred shares into common shares on a one-to-one basis, as outlined in the Bye-laws of the Company.

6.       SHARE PREMIUM

         Share premium represents amounts contributed by shareholders in excess of the par value of the shares subscribed for.

7.       DEVELOPMENT FUNDING

         It is estimated that the Company may require an initial research and development budget of approximately $10 million, within the first 24 to 36 months from the date of incorporation, to commence development of the Products based upon the Elan Technology, Atrix Technology and/or Company Technology. The Development Funding shall be applied to the Company's research and development costs associated with development of the products. At December 31, 2001, $3,436,107 had been contributed as development funding.

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

     10.2A       First Amendment to Block Agreement dated June 10, 1997.(2)**

     10.2B       Second Amendment to Block Agreement dated July 31, 1997.(2)**

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

     10.11       Stock Purchase Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(14)

     10.12       Collaborative Research Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer
                 Inc.(14)**

     10.13       License and Royalty Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(14)**

     10.14       Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Registrant and Geneva
                 Pharmaceuticals, Inc.(15)**

     10.15       Securities Purchase Agreement, dated as of July 18, 2000, between Registrant and EIS.(5)**

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

     10.20       Collaboration, License and Supply Agreement, dated as of December 8, 2000, by and between Registrant and
                 Sanofi-Synthelabo Inc.(16)**

     10.21       Stock Purchase Agreement, dated as of December 29, 2000, by and between Registrant and
                 Sanofi-Synthelabo.(16)

     10.22       2000 Stock Incentive Plan.(17)

     10.23       License Agreement by and between Registrant and CollaGenex Pharmaceuticals, Inc. dated as of August 24,
                 2001. (12)**

     10.24       Stock Purchase Agreement by and between Registrant and CollaGenex Pharmaceuticals, Inc. dated as of
                 August 24, 2001.(12)**

     10.25       Collaboration, License and Supply Agreement by and between Registrant and Fujisawa Healthcare, Inc., dated October 15, 2001.(12)**

     10.26       Collaboration, License and Supply Agreement, dated as of April 4, 2001, by and between Registrant and
                 MediGene.(18)**

     10.27       Stock Purchase Agreement, dated as of April 4, 2001, by and between Registrant and MediGene.(18)**

     10.28       2001 Executive Long Term Incentive Compensation Program.*

      21         Subsidiaries of the Registrant. (17)

      23         Consent of Deloitte & Touche LLP.*

     23.1        Consent of KPMG.

---------------
* Previously filed with, and incorporated by reference to, the Registrant's original Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 (File No. 000-18321).
** We have omitted certain portions of this Exhibit and have requested confidential treatment with respect to such portions.
(1) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 24, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).
(3) Incorporated by reference to Registrant's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 5, 2001 (File No. 333-55634).
(4) Incorporated by reference to Registrant's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on October 1, 1998 (File No. 000-18231).
(5) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 18, 2000, as filed with the Securities and Exchange Commission on August 4, 2000 (File No. 000-18321).
(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as filed with the Securities and Exchange Commission (File No. 000-18321).
(7) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission on December 9, 1997 (File No. 000-18321).
(8) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 16, 2001, as filed with the Securities and Exchange Commission on November 27, 2001 (File No. 000-18231).
(9) Incorporated by reference to Registrant's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 6, 2002 (File No. 333-82250).
(10) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1996, as amended on May 20, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).
(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission (File No. 000-18321).
(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-18231).
(13) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (File No. 000-18321).
(14) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 8, 2000, as filed with the Securities and Exchange Commission on September 7, 2000 (File No. 000-18321).
(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission (File No. 000-18321).
(16) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 29, 2000, as filed with the Securities and Exchange Commission on February 23, 2001 (File No. 000-18231).
(17) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (File No. 000-18231).
(18) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 4, 2001, filed with the Securities and Exchange Commission on June 20, 2001 (File No. 000-18231).