Form 10-K/A
period 2001-12-31
ATRIX LABORATORIES INC
filed 2002-11-07
CIK 809875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-18231

ATRIX LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1043826 (I.R.S. Employer Identification No.)

2579 Midpoint Drive Fort Collins, Colorado (Address of principal executive office)	80525 (Zip Code)

Registrant’s telephone number, including area code: (970) 482-5868

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value
(Title of Class)

Series A Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 26, 2002 was $446,922,463.

     The number of shares of the Registrant’s common stock outstanding as of March 26, 2002 was 20,101,315.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 5, 2002.

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A. This Amendment No. 2 reflects the restatement of the Registrant’s consolidated financial statements discussed in Note 11 to the consolidated financial statements included in Item 14 and includes the audited financial statements of the Registrant’s joint venture, Transmucosal Technologies Ltd., as previously filed in Amendment No. 1 on Form 10-K/A.

FORWARD-LOOKING INFORMATION

     Statements in this Report that are not descriptions of historical facts are forward-looking statements provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of our business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements are statements about anticipated financial or operating results, financial projections, business prospects, future product performance, future research and development results, anticipated regulatory filings and approvals, and other matters that are not historical facts. Such statements often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

     Many factors may cause or contribute to actual results or events being materially different from those expressed or implied by forward-looking statements. Although it is not possible to predict or identify all such factors, they include those set forth under “Factors Affecting Our Business and Prospects” below. These risk factors include, but are not limited to, the results of research and development efforts, the results of preclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration, or FDA, and other agencies, the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts, the effect of our accounting policies and other risks detailed in our filings with the Securities and Exchange Commission.

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

Our Strategy

     Our primary objective is to be a leading specialty pharmaceutical company focused on advanced drug delivery to improve the effectiveness of existing pharmaceuticals and new chemical entities, particularly proteins, peptides and vaccines. Key elements to our strategy include:

•	Expanding our portfolio of products through internal development. We intend to develop our own pharmaceutical product candidates and undertake late stage human clinical development ourselves. We are applying our drug delivery technologies to novel applications and formulations of approved pharmaceutical products to improve their delivery and effectiveness.

•	Maximizing the value of products by entering into late stage collaborative relationships. We believe that advancing our products through late stage development before seeking commercialization partners allows us to license our products on more favorable terms than would be available earlier in the development cycle.

•	Licensing our technologies to major pharmaceutical and biotechnology companies. We are focused on developing partnerships with pharmaceutical and biotechnology companies to utilize our drug delivery systems for new chemical entities and life cycle management products. We also have preclinical feasibility studies with various companies for proteins, peptides and monoclonal antibodies.

•	Pursuing acquisitions of complementary drug delivery technologies. We are pursuing opportunities that further strengthen our delivery technologies. We believe that if we are able to increase the number of delivery systems in our portfolio, we can increase our attractiveness as a product development partner with other pharmaceutical and biotechnology companies. In addition, we believe that pursuit of this strategy will strengthen our internal product development efforts.

•	Acquiring or in-licensing proprietary compounds. To expand our pipeline, we seek to identify drug candidates that may benefit from the application of our drug delivery technologies. These compounds generally have entered or are about to enter human clinical trials.

Recent Developments

     The following discussion highlights significant events for our company during the year ended December 31, 2001.

Significant 2001 Events with Collaborative Partners

     Sanofi-Synthelabo, Inc.

     Under the terms of our agreement with Sanofi-Synthelabo, we received a $3.0 million milestone payment in June 2001 upon the FDA acceptance of our March 2001 filing of a New Drug Application, or NDA, for our Eligard™ 7.5-mg one-month product, formerly known as Leuprogel One-Month Depot. We received FDA approval to market our Eligard 7.5-mg one-month product in January 2002 and expect to commence our marketing launch of Eligard 7.5-mg in the third quarter of 2002.

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

     Fujisawa Healthcare, Inc.

     In October 2001, we entered into a collaboration, license and supply agreement with Fujisawa Healthcare for the exclusive North American marketing and distribution rights of our Atrisone® acne treatment product. The Fujisawa agreement provides up to $25.0 million for an up-front licensing fee and certain milestone payments. Additionally, we may receive a royalty on sales of the Atrisone product and a manufacturing margin. In October 2001, we received a $2.0 million up-front licensing fee from Fujisawa Healthcare, which will be recognized as revenue over the term of the agreement using the straight-line method.

     Elan International Services, Ltd.

     In March 2001, BEMA™-Ondansetron, an anti-emetic product using our BEMA drug delivery system, was selected as the second compound under development in the joint venture. BEMA-Ondansetron, which is for the treatment of nausea and vomiting associated with cancer chemotherapy, is currently in preclinical studies.

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

     Block Drug Termination Agreement

     Under the terms of an August 2001 amendment to our agreement with Block Drug Corporation, we reacquired the marketing rights for our dental products for $7.0 million, of which $3.3 million was paid upon execution of the amendment. The balance of $3.7 million will generally be payable over a four-year period based upon future net sales of the dental products and/or receipt of licensing fees for our dental products. In conjunction with the amendment to the Block agreement, Block paid us $3.0 million owed for the September 2000 FDA approval and Block’s first commercial sale obligation of Atrisorb® FreeFlow with Doxycycline, or Atrisorb-D, a periodontal barrier product with the antibiotic doxycycline for gingival surgery. Finally, under the August 2001 amendment, each party agreed to terminate all legal proceedings against the other party relating to the agreement.

     CollaGenex Pharmaceuticals, Inc.

     We licensed the exclusive U.S. marketing rights for Atridox®, Atrisorb FreeFlow GTR Barrier and Atrisorb-D GTR Barrier to CollaGenex following the reacquisition of the sales and marketing rights from Block. Under the terms of the CollaGenex agreement, we received an up-front licensing fee of $1.0 million. Additionally, we will receive a royalty on net sales of the dental products and a manufacturing margin. As part of the transaction, we purchased 330,556 shares of CollaGenex’s common stock for $3.0 million, the proceeds of which will primarily fund a revitalized marketing campaign by CollaGenex for Atridox and the Atrisorb Barrier products. CollaGenex commenced U.S. marketing of Atridox and Atrisorb FreeFlow in November 2001 and Atrisorb-D in January 2002.

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

     In August 2001, we entered into a feasibility study agreement with Human Genome Sciences, Inc., a pioneer in the discovery and development of genomics-based drugs, to develop a sustained-release formulation of a Human Genome Sciences new proprietary protein utilizing our Atrigel® drug delivery system. Under the terms of the agreement, Human Genome Sciences will provide funding for the development of this product.

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

     We signed a licensing agreement for an oral interferon product with Amarillo Biosciences in September 2001 for $0.5 million. We are currently developing this product for the treatment of oral warts caused by human papilloma virus in HIV-infected patients and for the treatment of Behcet’s disease. Behcet’s disease is an autoimmune disorder that is characterized by mouth ulcers and generally two additional “hallmark” symptoms. The FDA granted the oral interferon product orphan drug status for both indications in January 2000. In November 2001, we submitted an IND to the FDA to proceed into human clinical studies for the treatment of oral warts and we commenced a Phase II clinical study for this product in the first quarter of 2002.

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

Our Marketed Products and Products under Development

     The following table details certain information about our pharmaceutical products and products under development:

	Delivery			Collaborative
Pharmaceutical Product Candidates	System	Indication	Status	Partner(s)

Eligard 7.5-mg one-month	Atrigel	Prostate cancer	FDA approved Jan. 2002; Germany MAA submitted to BfArM Dec. 2001	Sanofi-Synthelabo, MediGene, Faulding

Eligard 22.5-mg three-month	Atrigel	Prostate cancer	NDA submitted to FDA Sept. 2001	Sanofi-Synthelabo, MediGene, Faulding

Eligard 30-mg four-month	Atrigel	Prostate cancer	Phase III	Sanofi-Synthelabo, MediGene, Faulding

Eligard unique dosage formulation	Atrigel	Prostate cancer	Preclinical	Sanofi-Synthelabo

Atrisone	SMP™	Moderate to severe acne Treatment for burn itch Treatment of atopic dermatitis	Phase III Phase II IND submitted	Fujisawa Healthcare None None

Growth hormone releasing peptide-1	Atrigel	Growth promotion and cacexia, or muscle wasting	Preclinical	Tulane University Health Science Center

HGSI proprietary protein	Atrigel	Undisclosed compound	Preclinical	Human Genome Sciences

BEMA-Fentanyl	BEMA	Chronic and breakthrough cancer pain	Phase I Orphan drug status	Amarillo Biosciences

BEMA-Ondanestron	BEMA	Nausea and vomiting associated with cancer chemotherapy	Preclinical	Elan

BEMA-Hydrocodone	BEMA	Mild to moderate pain	Preclinical	None

BEMA-Migraine	BEMA	Migraine	Preclinical	None

Oral interferon	Lozenge	Behcet’s disease Oral warts	Preclinical Phase II Orphan drug status for both	Amarillo Biosciences

     We currently market two dental drug products, two medical device dental products and two over-the-counter, or OTC, drug products. The following table provides a summary of our marketed dental and OTC products and products under development:

	Delivery			Collaborative
Dental/OTC Products	System	Indication	Status	Partner(s)

Atridox	Atrigel	Antibiotic therapy for chronic periodontitis	Marketed Launched 1998	CollaGenex, Sidus, PharmaScience, Genmedix

Atrisorb-Doxycycline FreeFlow GTR Barrier	Atrigel	Tissue regeneration and infection reduction following periodontal surgery	Marketed Launched Jan. 2002	CollaGenex, Pharmascience

Atrisorb FreeFlow GTR Barrier	Atrigel	Tissue regeneration following periodontal surgery	Marketed Launched 1998	CollaGenex, Pharmascience

Atrisorb GTR Barrier	Atrigel	Tissue regeneration following periodontal surgery	Marketed Launched 1996	Product being phased out

Doxirobe® Gel	Atrigel	Periodontitis in companion animals	Marketed Launched 1997	Pharmacia & Upjohn Animal Health

BCP topical antibiotic and wound wash	BCP™	Infection protection and minor cuts and abrasions	Future OTC products	None

Viractin® cream and gel	Other	Cold sores and fever blisters	Marketed OTC product	J.B. Williams Company

Orajel-Ultra®	MCA™	Canker sores	Marketed OTC product	Del Pharmaceuticals

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

     Growth Hormone Releasing Peptide-1

     We are developing a sustained release GHRP-1 product utilizing our Atrigel drug delivery system. This proprietary compound promotes the pulsatile release of the body’s own growth hormone from the pituitary gland. GHRP-1 represents the first of a new class of small synthetic peptides, and we believe the pulsatile delivery of growth hormone produced by GHRP-1 offers advantages over current methods of administration of growth hormone because pulsatile delivery more closely mirrors the natural physiological mechanism. We have begun preclinical studies for the GHRP-1 product. Applications for human growth hormones and/or promoting compounds include inhibition of cachexia, or extensive muscle and tissue wasting, in patients whose immune systems are compromised, such as patients with AIDS or other immune system disorders, or patients receiving cancer treatments, promotion of growth in children of short stature, and possibly prevention of muscle wasting and frailty in aged individuals. We exercised an option to license GHRP-1 from Tulane University Health Sciences Center in September 2001. GHRP-1 is currently in the preclinical stage of research and development and will utilize our Atrigel delivery technology. We anticipate submitting an IND to the FDA for this product and commencing a Phase I clinical safety study in the second quarter of 2002.

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

     Oral Interferon

     We are currently developing an oral interferon product for the treatment of oral warts caused by human papilloma virus in HIV-infected patients and for the treatment of Behcet’s disease. Behcet’s disease is an autoimmune disorder that is characterized by mouth ulcers and generally two additional “hallmark” symptoms. Low-dose orally administered interferon is administered as a lozenge, which dissolves slowly in the mouth. The FDA granted the oral interferon product orphan drug status for both indications in January 2000. We signed a licensing agreement for the oral interferon product with Amarillo Biosciences in September 2001. In November 2001, we submitted an IND to the FDA to proceed into human clinical studies for the treatment of oral warts and we commenced a Phase II clinical study in the first quarter of 2002.

Dental and Over-the-Counter Products

     Dental Products

     We have a number of approved products that target the dental market. Atridox, which combines the Atrigel system and the antibiotic doxycycline, is a minimally invasive treatment intended to control the bacteria that causes periodontal disease. Atridox was awarded the American Dental Association Seal of Acceptance which is an important symbol to dentists and consumers that signifies a dental product’s safety, effectiveness and the scientific validity of its health benefits.

     Our Atrisorb-D product also uses the Atrigel system with the antibiotic doxycycline to address infections following periodontal surgery and thereby improve healing. Atrisorb-D is a biodegradable polymer that utilizes the Atrigel system to aid in the guided tissue regeneration of a tooth’s support following osseous flap surgery or other periodontal procedures.

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

Our Drug Delivery Technologies

     The following chart provides a brief description of our drug delivery systems:

Technology	Description	Application

Atrigel System	Biodegradable sustained release	Delivery of drugs from weeks to
	implant for local or systemic	months.
delivery.

Bioerodible Mucoadhesive Film	Bioerodible film for fast-	Delivery of drugs from minutes to
System (BEMA)	acting local or systemic delivery	hours through mucosal membranes.

Solvent Microparticle System	Topical gel providing two-stage	Delivery of water insoluble
(SMP)	dermal delivery	drugs through the skin.

Mucocutaneous Absorption System	Water resistant topical gel providing	Film for either wet or dry surfaces.
(MCA)	sustained delivery.

Biocompatible Polymer System	Non-cytotoxic gel/liquid for topical	Protective gel film for wound
(BCP)	delivery. “Non-cytotoxic” means the	healing and liquid formulation for
	material does not kill cells or	wound washing
tissue in the body.

Atrigel System

     The Atrigel drug delivery system consists of biodegradable polymers, similar to those used in biodegradable sutures, dissolved in biocompatible carriers. Pharmaceuticals may be blended into this liquid delivery system at the time of manufacturing or, depending upon the product, may be added later by the physician at the time of use. When the liquid product is injected subcutaneously or intramuscularly through a small gauge needle or placed into accessible tissue sites through a cannula, displacement of the carrier with water in the tissue fluids causes the polymer to precipitate to form a solid film or implant. The drug encapsulated within the implant is then released in a controlled manner as the polymer matrix biodegrades with time. Depending upon the patient’s medical needs, the Atrigel system can deliver small molecules, peptides, or proteins over a period ranging from days to months.

     We believe that the Atrigel system addresses many of the limitations associated with traditional drug delivery technologies. Most drugs are administered orally or by injection at intermittent and frequent doses. These routes of administration are not optimal for several reasons, including:

•	destruction of the compound in the gastrointestinal system,

•	difficulty in maintaining uniform drug levels over time,

•	problems with toxicity and side effects,

•	high costs due to frequent administration, and

•	poor patient compliance.

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

     We believe that the Atrigel system may provide benefits over traditional methods of drug administration such as tablets or capsules, injections and continuous infusion as a result of the following properties:

•	Broad Applicability — The Atrigel system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds, including peptides and proteins.

•	Site Specific Drug Delivery — The Atrigel system can be delivered directly to a target area, thus potentially achieving higher drug concentrations at the desired site of action to minimize systemic side effects.

•	Systemic Drug Delivery — The Atrigel system can also be used to provide sustained drug release into the systemic circulation.

•	Customized Continuous Release and Degradation Rates — The Atrigel system can be designed to provide continuous release of incorporated pharmaceuticals over a targeted time period so as to reduce the frequency of drug administration.

•	Biodegradability — The Atrigel system will biodegrade and does not require removal when the drug is depleted.

•	Ease of Application — The Atrigel system can be injected or inserted as flowable compositions, such as solutions, gels, pastes, and putties, by means of ordinary needles and syringes, or can be sprayed or painted onto tissues.

•	Safety — All current components of the Atrigel system are biocompatible and have independently established safety and toxicity profiles. The polymers used in the system are members of a class of polymers, some of which have previously been approved by the FDA for human use in other applications.

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

     GHRP-1 is currently in the preclinical stage of research and development and will utilize our Atrigel delivery technology. GHRP-1 is the first of a new class of small synthetic peptides that promotes release of the patient’s own growth hormone.

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

     A low-dose oral interferon product for the treatment of oral warts caused by human papilloma virus in HIV-infected patients is in Phase II clinical studies, and as a treatment for Behcet’s disease, it is in the preclinical stage of research and development.

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

Pfizer, Inc.

     In August 2000, we executed a non-exclusive comprehensive research and worldwide licensing agreement with Pfizer to provide broad-based access to our proprietary drug delivery systems in the development of new products. Pfizer will provide funding to develop and commercialize selected compounds developed by Pfizer using our patented drug delivery technologies. We retained co- manufacturing rights and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement. Pfizer purchased 447,550 shares of our common stock for $5.0 million as part of the agreement. As of December 31, 2001, all products under the Pfizer agreement were in preclinical stages of development.

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

MediGene AG

     In April 2001, we entered into an exclusive European marketing agreement with MediGene AG, a German biotechnology company, to market our Eligard one-month, three-month and four-month products. MediGene also has the right to develop the Eligard unique dosage formulation product. Under the terms of the agreement, we will manufacture the Eligard products and we will receive additional payments for certain clinical, regulatory and sales milestones and royalties from sales. Pursuant to the agreement, we received an up-front licensing fee of $2.0 million. MediGene purchased 233,918 shares of our common stock for $3.8 million. Additionally, MediGene will provide funding to conduct clinical, research and regulatory activities associated with seeking European marketing approvals. The MediGene agreement provides for payments of up to $16.0 million including MediGene’s purchase of our common stock, the licensing fee and payments for certain clinical, regulatory and sales milestones. In December 2001, MediGene submitted an MAA, for our Eligard 7.5-mg one-month product to the German regulatory authority, BfArM, as a reference member state under a mutual recognition process.

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

     In connection with the formation of the joint venture, Elan purchased 12,015 shares of our Series A Convertible Exchangeable Preferred Stock for $12.0 million and 442,478 shares of our common stock for $5.0 million, and received a five-year warrant to purchase up to one million shares of our common stock at an exercise price of $18 per share. The Series A Convertible Exchangeable Preferred Stock is convertible at any time after July 2002, at Elan’s option, into shares of our common stock at a price equivalent to $18 per share. In the event of a merger or the sale of our common stock in an underwritten public offering, we have the option to convert the Series A Convertible Exchangeable Preferred Stock into shares of our common stock. Alternatively, Elan has the option to exchange this preferred stock for a 30.1% interest in the joint venture. This exchange option will terminate if the preferred stock is converted into our common stock unless we cause the conversion. We must redeem this preferred stock in July 2006 for either cash or shares of our common stock, at our option, in an amount or value equal to the liquidation preference.

     As part of our agreement, Elan may loan us up to $8.0 million to support our share of the joint venture’s research and development costs pursuant to a convertible promissory note we issued to Elan. The convertible promissory note has a maximum principal amount of $8.0 million and is due in July 2006. The note is convertible into shares of our common stock at a conversion price of $14.60 per share, subject to adjustment as provided in the note agreement. As of December 31, 2001, we have not drawn any amounts under the convertible promissory note and we do not expect to draw down any amounts under this note.

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

CollaGenex Pharmaceuticals, Inc.

     In August 2001, we licensed the exclusive U.S. marketing rights of our dental products to CollaGenex, following the reacquisition of the sales and marketing rights from Block. Under the terms of the CollaGenex agreement, we received $1.0 million for an up-front licensing fee. Additionally, we will receive a royalty on product sales and a manufacturing margin. As part of the transaction, we purchased 330,556 shares of CollaGenex’s common stock for $3.0 million, the proceeds of which CollaGenex will use primarily to fund a revitalized marketing campaign for the dental products. CollaGenex commenced U.S. marketing of Atridox and Atrisorb FreeFlow in November 2001 and Atrisorb-D marketing in January 2002.

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

     Our patents expire at various times between 2008 and 2019. The following table sets forth the number of patents expiring in each year:

Year Expiring	U.S. Patents	Foreign Patents	Total Patents

2008	7	—	7
2009	2	23	25
2010	—	17	17
2011	7	—	7
2012	—	14	14
2013	3	—	3
2014	6	1	7
2015	8	4	12
2016	4	1	5
2017	2	2	4
2018	6	—	6
2019	1	1	2

Total	46	63	109

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

     Our competitors include academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and drug delivery companies. Several companies have drug delivery technologies that compete with our technologies, including Alkermes, Inc., Emisphere Technologies, Inc., Cima Labs, Inc., and ALZA Corporation. Competitors of our Eligard prostate cancer treatment products include AstraZeneca’s Zoladex™ product, Pharmacia & Upjohn Co.’s Trelstar™ product and TAP Pharmaceuticals, Inc.’s Lupron™ product. Competitors of our dental products include OraPharma, Inc., whose Arestin™ product is used for the treatment of periodontal disease.

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

FDA Regulation — Approval of Therapeutic Products

     Our Eligard, Atrisone, BEMA-Fentanyl, BEMA-Ondansetron, BEMA-Hydrocodon, BEMA-Migraine, GHRP-1, Atridox and Doxirobe Gel products are regulated in the United States as drugs. The steps ordinarily required before a drug may be marketed in the United States include:

•	preclinical and clinical studies,

•	the submission to the FDA of an IND, which must become effective before human clinical trials may commence,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,

•	the submission of an NDA to the FDA, and

•	FDA approval of the application, including approval of all labeling.

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

     Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacology and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

•	assess the efficacy of the drug in specific, targeted indications,

•	assess dosage tolerance and optimal dosage, and

•	identify possible adverse effects and safety risks.

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

     After successful completion of the required clinical testing, generally an NDA is submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Food, Drug and Cosmetic Act, and User Fee legislation, the FDA has up to twelve months in which to review the NDA and respond to the applicant. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the NDA. When, and if, those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter which often requires additional testing or information. Even if regulatory approval is obtained, a marketed product and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling.

     Failure to comply with the FDA or other applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, or total or partial suspension of production. In addition, noncompliance may result in the FDA’s refusal to approve pending NDAs or supplements to approved NDAs, pre-market approval application, or PMA, or PMA supplements and the FDA’s refusal to clear 510(k)s.

FDA Regulation — Approval of Medical Devices

     Our Atrisorb GTR Barrier products are regulated in the United States as medical devices. New medical devices are generally introduced to the market based on a pre-market notification or 510(k) submission to the FDA. Under a 510(k) submission, the sponsor establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not required pre-market approval. If the sponsor cannot demonstrate substantial equivalence, the sponsor will be required to submit a PMA, which generally requires preclinical and clinical trial data, to prove the safety and effectiveness of the device.

FDA Regulation — Post-Approval Requirements

     Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each United States drug and device-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practices, or cGMPs, if the facility manufactures drugs, and quality system regulations, or QSRs, if the facility manufactures devices. In complying with cGMPs and QSRs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

     The FDA also regulates labeling and promotional activities. Further, we must report certain adverse events involving our drugs and devices to the FDA under regulations issued by the FDA.

European Regulation — Approval of Medicinal Products

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

     The centralized procedure is administered by the European Agency for the Evaluation of Medicinal Products. This procedure is mandatory for the approval of biotechnology products and is available at the applicant’s option for other innovative products. The centralized procedure provides, for the first time in the EU, for the granting of a single marketing authorization that is valid in all EU member states.

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

European Regulation — Approval of Medical Devices

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

Regulatory Consideration for Orphan Drug Products

     If a developer obtains designation by the FDA of a drug as an “orphan” drug for a particular use, the developer may request small grants from the federal government to help defray the costs of qualified testing expenses in connection with the development of such drug. Orphan drug designation may be granted to drugs for rare diseases, typically defined as a disease or condition that affects populations of fewer than 200,000 individuals in the United States, and includes many genetic diseases. The first applicant who has obtained designation of a drug for a particular use as an orphan drug and then obtains approval of a marketing application for such drug for the particular use is entitled to marketing exclusivity for a period of seven years, subject to certain limitations.

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

Regulatory Considerations for OTC Drug Products

     An OTC drug may be lawfully marketed in one of three ways:

•	the drug is generally recognized as safe and effective, or GRAS/E,

•	the drug is the subject of an approved NDA, or

•	the drug complies with a tentative final or final monograph published by the FDA as part of the OTC review.

     Prior FDA approval is required only if an NDA is submitted. A company makes the determination as to which route to market is the most appropriate. If a company determines that the drug product is GRAS/E or is covered in a monograph, it is the company’s responsibility to substantiate the safety and efficacy of the formulation and that the dosage form and claims are applicable under GRAS/E or monograph status. Most OTC drug products are marketed pursuant to an FDA monograph.

     There are several other regulatory requirements applicable to all OTC drug products. These requirements pertain to labeling, drug registration and listing, and manufacturing. With regard to labeling, the regulations require certain language for statement of identity, net contents, adequate directions for use, and name and address of the manufacturer, and their placement on the finished package, as well as additional warning statements when relevant to the product. All OTC manufacturers must register their establishments with the FDA and submit to the FDA a list of products made within five days after beginning operations, as well as submit a list of products in commercial distribution. All registered establishments must be inspected by the FDA at least every two years and OTC drug products must be manufactured in accordance with cGMP regulations. If the FDA finds a violation of cGMPs, it may enjoin a company’s operations, seize product, or criminally prosecute the manufacturer.

Abbreviated New Drug Applications

     Any products emanating from our generic topical dermatological business are subject to the ANDA approval process. The Food, Drug and Cosmetic Act, as amended in 1984, established a statutory procedure to permit the marketing approval for duplicate and related versions of previously approved pioneer drug products. The procedure provides for approval of these “duplicate” or generic drugs through the ANDA. The process provides for approval for duplicate or related versions of approved drugs whose patents have expired, and that have been shown through the ANDA requirements to be as safe and effective as their brand name counterparts, but without the submission of duplicative safety and efficacy data. Therefore, the process is intended to encourage competition by decreasing the time and expense of bringing generic drugs to market.

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

     We currently obtain supplies of the polymer used in our polymer delivery systems from Birmingham Polymers in Alabama, Boehringer Ingelheim in Germany and Purac in Holland. Supplies of doxycycline, used in our Atridox, Atrisorb-D and Doxirobe Gel periodontal disease treatment products, are obtained from Hovione in Portugal and Macau. Supplies of leuprolide acetate, used in our Eligard prostate cancer products, are primarily obtained from Bachem in Switzerland, PolyPeptide Laboratories in California and, to a lesser extent, Mallinckrodt in Missouri. A solvent used in the Eligard products is obtained from International Specialty Products in Texas. We have qualified multiple vendors for the majority of our raw materials. These alternative vendors were used in our clinical trials, filed in our FDA applications and are in an “approved status.” If we should lose any of our suppliers of raw materials, we believe that we could locate and obtain such raw materials from other available sources without substantial adverse delay or increased expense. We did not experience any serious shortages or delays in obtaining raw materials in 2001.

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

     We must obtain domestic and foreign regulatory approval of our product candidates, which requires a significant amount of time and money. The research and development, preclinical studies and clinical trials, and ultimately, the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. We currently have six products for which we have submitted an application to the FDA or appropriate foreign governmental authority and are involved in the regulatory approval process. These products include three Eligard products, Atrisone, BEMA-Fentanyl and oral interferon. FDA approval can be delayed, limited or denied for many reasons, including:

•	a product candidate may be found to be unsafe or ineffective,

•	the FDA may interpret data from preclinical testing and clinical trials differently and less favorably than the way we interpret it,

•	the FDA might not approve our manufacturing processes or facilities,

•	the FDA may change its approval policies or adopt new regulations that may negatively affect or delay our ability to bring a product to market, and

•	a product candidate may not be approved for all the indications we requested and thus our markets may be limited.

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

     We are also required to comply with the FDA’s cGMPs with respect to the manufacture of our drugs, and quality system regulations, or QSRs, with respect to the manufacture of our medical devices. cGMPs and QSRs include requirements relating to quality control, quality assurance and maintenance of records and documentation. Manufacturing facilities are subject to biennial inspections by the FDA and must be approved before we can use them in the commercial manufacturing of our products. If our contract manufacturers or we are unable to comply with the applicable cGMPs, QSRs and other regulatory requirements, the FDA may seek sanctions and/or remedies against us, including suspension of our manufacturing operations, issue us warning letters, force us to recall or withdraw our product(s) from the market and possibly issue civil and/or criminal penalties in extreme cases.

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

     Clinical trials are expensive and may take several years or more and the length of time can vary substantially. Expenses associated with clinical trials and the other aspects of the FDA approval process have typically exceeded $5 million for each of the products we are marketing in the United States. The FDA approval process has taken a minimum of 10 months and as long as two years for these products. Our initiation and rate of completion of clinical trials may be delayed by many factors, including:

•	our inability to recruit patients at a sufficient rate,

•	the failure of clinical trials to demonstrate a product candidate’s efficacy,

•	our inability to follow patients adequately after treatment,

•	our inability to predict unforeseen safety issues,

•	our inability to manufacture sufficient quantities of materials for clinical trials,

•	the potential for unforeseen governmental or regulatory delays,

•	lack of sufficient financial resources, and

•	inability to satisfy FDA requirements which may result in the clinical trials being repeated.

     We have not experienced any significant delays in our clinical trials or received notice by the FDA to halt any of our clinical trials.

     In addition, the results from preclinical testing and early clinical trials do not always predict results of later clinical trials. Within the pharmaceutical industry, a number of new drugs have shown encouraging results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. For example, in 1993 our 5% sanguinarine product failed to establish efficacy in Phase III clinical trials. We reformulated the active ingredient in the product and conducted additional Phase III clinical trials. The trials were ultimately successful and the product is now marketed as our Atridox product, which did not receive regulatory approval until 1998.

     If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. Such potential failures may also make it more difficult to find additional collaborators or to obtain additional financing. Delays in our clinical trials may require us to expend significant additional amounts of time and money, and termination of our clinical trials may prevent us from generating any revenue from the product candidate at issue.

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

     We market our products through arrangements with third parties, and if we fail to maintain such arrangements our business could be harmed. We form strategic relationships with collaborators to help us commercialize and market our products. These relationships are critical to the success of our products on the market. We expect that most of our future revenue will be obtained from royalty payments from sales or a percentage of profits of products licensed to our collaborators. Failure to make or maintain these arrangements, failure to form new arrangements or a delay in a collaborator’s performance could reduce our revenue and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements.

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

     In addition, our collaborators could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could impair their ability to market and sell our products and cause a decrease in our revenue. For example, GlaxoSmithKline acquired our North American dental products’ marketing partner, Block, and subsequently discontinued marketing our dental products under the terms of our August 2001 termination agreement. The transition phase of the U.S. marketing rights from Block to CollaGenex and the Canada marketing rights to PharmaScience resulted in a decrease in our dental product net sales revenue for the fourth quarter of 2001.

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

     If our products do not achieve market acceptance, our revenue will be reduced. Our products may not gain market acceptance among physicians, patients, third-party payors and the medical community. Under Block’s marketing of our dental products in North America, our dental products have been slow in achieving market acceptance within the dental community. We expect dental product market acceptance to increase in the United States under CollaGenex’s marketing leadership. Additionally, we expect an increase in market acceptance for our dental products in foreign countries as we establish marketing authorizations and commence marketing within these countries. In the fiscal year ended December 31, 2001, we generated $3.8 million, or 24% of our $15.8 million total revenue, from net sales and royalties.

     The degree of market acceptance of any of our products and product candidates depends on a number of factors, including:

•	demonstration of their clinical efficacy and safety,

•	their cost-effectiveness,

•	their potential advantage over alternative existing and newly developed treatment methods,

•	the marketing and distribution support they receive, and

•	reimbursement policies of government and third-party payors.

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

     One of our strategies for increasing our revenue depends on expansion into international markets. Our international operations may not succeed for a number of reasons, including:

•	difficulties in managing foreign operations or obtaining the required regulatory approvals from foreign governmental authorities,

•	fluctuations in currency exchange rates or imposition of currency exchange controls,

•	competition from local and foreign-based companies,

•	issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property,

•	unexpected changes in trading policies and regulatory requirements,

•	duties and taxation issues,

•	language and cultural differences,

•	general political and economic trends, and

•	expropriation of assets, including bank accounts, intellectual property and physical assets by foreign governments.

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

     If we engage in acquisitions, we will incur a variety of costs, and we may not be able to realize the anticipated benefits. From time to time, we engage in preliminary discussions with third parties concerning potential acquisitions of products, technologies and businesses. Acquisitions involve a number of risks, including:

•	difficulties in and costs associated with the assimilation of the operations, technologies, personnel and products of the acquired companies,

•	assumption of known or unknown liabilities or other unanticipated events or circumstances,

•	risks of entering markets in which we have limited or no experience, and

•	potential loss of key employees.

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

     Our future performance depends on our ability to attract and retain key personnel. Our success depends in part on our ability to attract and retain highly qualified management and scientific personnel. If key employees terminate their employment with us, our business relationships may be adversely affected, and management’s attention may be diverted from our operations to focusing on transition matters and identifying a suitable replacement. If any of our key research and development employees terminate their employment, our research and development efforts may be hindered, adversely affecting our ability to bring new products to market. Because competition for personnel in our industry is intense, we may not be able to locate suitable replacements for any key employees that leave the company, and we may not be able to offer employment to them on reasonable terms.

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

     If third-party payors will not provide coverage or reimburse patients for the use of our products, our revenue will suffer. The commercial success of our products is substantially dependent on whether third- party reimbursement is available for the use of our products by the medical and dental professions. Medicare, Medicaid, health maintenance organizations and other third-party payors may not authorize or otherwise budget for the reimbursement of our products. In addition, they may not view our products as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our products to be marketed on a competitive basis. Likewise, legislative proposals to reform health care or reduce government programs could result in lower prices or rejection of our products. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenue to decline.

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

     Our stock price is volatile and the value of your investment may be subject to sudden decreases. The price of our stock has been and may continue to be volatile. The price of our stock during the last two years has ranged from a low of $5.0625 per share to a high of $29.18 per share. Our stock price may fluctuate due to a variety of factors, including:

•	announcements of developments related to our business or our competitors’ businesses,

•	fluctuations in our operating results,

•	sales of our common stock in the marketplace,

•	failure to meet, or changes in, analysts’ expectations,

•	general conditions in the biotechnology and pharmaceutical industries or the worldwide economy,

•	announcements of innovations, new products or product enhancements by us or by our competitors,

•	developments in patents or other intellectual property rights or any litigation relating to these rights, and

•	developments in our relationships with our customers, suppliers and collaborators.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is traded on The Nasdaq National Market under the symbol “ATRX”. The following table sets forth, for the fiscal periods indicated, the range of high and low sales price per share of our common stock, as reported on The Nasdaq National Market:

	High	Low

2001:
Fourth Quarter	$29.1800	$18.5800
Third Quarter	28.4000	17.3500
Second Quarter	24.7600	9.6250
First Quarter	25.0000	13.3750
2000:
Fourth Quarter	$19.8125	$12.1250
Third Quarter	16.1875	8.8750
Second Quarter	11.0625	6.8750
First Quarter	16.5625	5.0625

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

Item 6. Selected Consolidated Financial Data.

     The selected consolidated financial data presented below is derived from our consolidated financial statements, which have been audited and reported upon by Deloitte & Touche LLP, our independent auditors. The selected consolidated financial data set forth in the table below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations” and the consolidated financial statements and related notes included herein.

	Years Ended December 31,

	2001(1)	2000(2)	1999	1998	1997

	(As Restated)	(As Restated)
		(In thousands, except per share data)
Summary of Consolidated Operations:
Total revenues	$15,811	$10,043	$5,635	$21,073	$9,849
Total expenses	(37,880)	(23,766)	(21,830)	(19,996)	(15,105)
Other income (expense)	(3,145)	(12,773)	(350)	404	1,389
Income tax expense	—	—	—	(48)	—

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(25,214)	(26,496)	(16,545)	1,433	(3,867)
Extraordinary gain (loss) on extinguished debt	(319)	80	3,275	257	—
Cumulative effect of change in accounting principle	—	(20,612)	—	—	—

Net income (loss) before preferred stock dividends	$(25,533)	$(47,028)	$(13,270)	$1,690	$(3,867)
Accretion of dividends on preferred stock	(1,171)	(383)	—	—	—

Net income (loss) applicable to common stock	$(26,704)	$(47,411)	$(13,270)	$1,690	$(3,867)

Basic and diluted earnings per common share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.54)	$(2.23)	$(1.46)	$0.13	$(0.35)
Extraordinary item	(0.02)	—	0.29	0.02	—
Cumulative effect of change in accounting principle	—	(1.73)	—	—	—

Net income (loss) before preferred stock dividends	$(1.56)	$(3.96)	$(1.17)	$0.15	$(0.35)
Accretion of dividends on preferred stock	(0.07)	(0.03)	—	—	—

Net income (loss) applicable to common stock	$(1.63)	$(3.99)	$(1.17)	$0.15	$(0.35)

Basic and diluted weighted average shares outstanding	16,348	11,884	11,327	11,270	11,134

Consolidated Balance Sheet Data:
Working capital	$135,219	$56,549	$38,646	$63,121	$67,229
Total assets	157,493	74,172	54,659	79,480	78,294
Long-term obligations	33,579	60,408	36,690	48,500	50,000
Convertible exchangeable preferred stock	13,568	12,397	—	—	—
Shareholders’ equity (deficit)	99,160	(4,588)	14,670	28,422	26,703

(1)	The consolidated balance sheets as of December 31, 2001 and 2000 have been restated to reflect the convertible exchangeable preferred stock outside of permanent equity. See further discussion in Note 11 to the consolidated financial statements (as restated).

(2)	In 2000, we changed the accounting method for licensing, marketing rights and milestone revenue to conform to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” See further discussion in Note 1 to the consolidated financial statements (as restated).

Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations.

     The following Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations, as well as information contained elsewhere in this Report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (1) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (2) the results of current and future clinical trials; (3) the time and expenses associated with the regulatory approval process for products; (4) the safety and effectiveness of our products and technologies; (5) the timing of new product launches; and (6) expected future additional equity losses for Transmucosal Technologies. The success of our business operations is dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Item 1. Business — Factors Affecting Our Business and Prospects.”

Restatement

     Our Series A Convertible Exchangeable Preferred Stock, or the Series A Stock, which was issued in connection with the formation of our joint venture with Elan International, has an exchange feature that allows the holder to convert it into an additional holding in Transmucosal Technologies, which is a redemption feature that is outside our control. Subsequent to the issuance of the 2001 financial statements, it was determined that Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” applies to this preferred stock issuance. As a result, our consolidated balance sheets as of December 31, 2001 and 2000, and our consolidated statements of changes in shareholders’ equity (deficit) for the years ended December 31, 2001 and 2000, have been restated to present our Series A Stock outside of permanent shareholders’ equity until such time as the exchange feature is exercised or expires. A summary of the significant effects of the restatement is as follows:

	As of December 31, 2001
	(in thousands)

	As previously	As
	reported	restated

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	$—	$13,568

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock	$—	$—
Common stock	20	20
Additional paid in capital	246,471	232,903
Treasury stock	(1,558)	(1,558)
Accumulated other comprehensive loss	(4)	(4)
Accumulated deficit	(132,201)	(132,201)

Total shareholders’ equity (deficit)	$112,728	$99,160

	As of December 31, 2000
	(in thousands)

	As previously	As
	reported	restated

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	$—	$12,397

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock	$—	$—
Common stock	13	13
Additional paid in capital	113,764	101,367
Treasury stock	—	—
Accumulated other comprehensive loss	(471)	(471)
Accumulated deficit	(105,497)	(105,497)

Total shareholders’ equity (deficit)	$7,809	$(4,588)

Overview

     We are an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology, pain management, growth hormone releasing peptide-1, or GHRP-1, oral interferon and dermatology products. We also form strategic alliances with large pharmaceutical and biotechnology companies utilizing our various drug delivery systems. These strategic alliances include Pfizer, Sanofi-Synthelabo, MediGene, Fujisawa, Elan, Geneva and CollaGenex. See “Item 1. Business — Collaborative Arrangements.”

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

Critical Accounting Policies

     Our established accounting policies are outlined in the notes to the Consolidated Financial Statements entitled “Organization and Summary of Significant Accounting Policies.” As part of its oversight responsibilities, our management continually evaluates the propriety of its accounting methods as new events occur. We have chosen to highlight certain policies that we consider critical to the operations of the business and understanding of our consolidated financial statements.

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

     Net sales and royalty revenue were $3.8 million for the year ended December 31, 2001 compared to $6.2 million for the year ended December 31, 2000, representing a 39% decrease. The decrease of $2.4 million was primarily related to our legal dispute with Block that was settled in August, 2001 and the transition of dental product licensing rights to CollaGenex as our new U.S. marketing partner. As a result of the legal settlement, we paid Block $0.7 million for the return of dental products. We subsequently licensed the U.S. marketing rights of our dental products to CollaGenex in August 2001. CollaGenex commenced U.S. marketing of Atridox and Atrisorb FreeFlow in November 2001. In 2001, $0.8 million of net sales were to Block and $0.5 million of net sales were to CollaGenex, compared to $2.8 million of net sales to Block in 2000. We anticipate that sales and royalty revenues will increase in 2002 as CollaGenex ramps up its sales efforts under our U.S. marketing agreement. Additionally, sales of our Doxirobe Gel periodontal disease treatment product for companion animals decreased by $0.7 million as a result of a large product shipment to Pharmacia in late 2000, resulting in an inventory level to sustain Pharmacia’s 2001 Doxirobe sales. We also expect sales and royalty revenues to increase in 2002 as a result of the commencement of our anticipated third quarter 2002 marketing launch of our Eligard 7.5-mg one-month product and possibly our Eligard 22.5-mg three-month product, if the FDA approves the NDA for this product.

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

     Research and development — licensing fees for the year ended December 31, 2001 was $3.0 million. This expense represents licensing fees paid by us of $2.5 million to Tulane University for GHRP-1 and $0.5 million to Amarillo BioSciences for oral low-dose interferon. These fees were expensed as incurred, as the technology licensed was for research and development purposes with no future alternative uses. We did not incur any licensing fees in 2000 or 1999. We may, in the future, incur additional costs for the acquisition of licenses; however, we cannot predict if or when that may happen or what the cost may be.

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

     Administrative — stock option compensation for the year ended December 31, 2001 was $2.1 million, as compared to $0.1 million for the year ended December 31, 2000. The increase was primarily due to a $2.0 million non-qualified stock option grant to our chief executive officer in August 2001. The non-qualified stock options were fully vested on the date of the grant and expire in August 2011. The remaining increase was for non-qualified stock options granted to non-employees for services rendered. We may incur additional stock-based compensation and the amount may be material, however, we cannot predict the future timing of those charges.

     We recognized a loss of $3.3 million for our 80.1% equity share in the loss of Transmucosal Technologies, of $3.3 million during 2001 as compared to $12.2 million in 2000, representing a 73% decrease. The joint venture was established in July 2000 and recorded a one-time, non-cash charge of $15.0 million in July 2000, for an exclusive license to use Elan’s nanoparticulate drug delivery technology. This licensing fee was recorded as a charge to research and development expense by Transmucosal Technologies as it was acquired for research and development with no future alternative use. We do not expect that Transmucosal Technologies will incur additional licensing fees in the future. The loss in 2001 represents our share of the joint venture’s net loss which was generated primarily through research and development activities. Further, we expect to record additional equity losses, consistent with those realized during 2001, as we progress in our research and development activities for the BEMA-Fentanyl and BEMA-Ondansetron products.

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

Years Ended December 31, 2000 and 1999

     Effective in the fourth quarter of 2000, we changed our method of accounting for nonrefundable technology access fees and milestone payments to recognize such payments as revenue over the term of the related agreements. The change in accounting principle is based on guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements. Previously, we recognized $24.1 million for nonrefundable technology access fees and milestone payments as revenue when received and when we fulfilled all contractual obligations relating to the fees and milestone payments. There was a $20.6 million cumulative effect for this change in accounting principle that was reported as a charge in the year ended December 31, 2000. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms for each of the specific agreements. During the year ended December 31, 2000, the impact of the change in accounting principle increased net loss by $18.7 million, or $1.58 per share. This amount is comprised of $20.6 million, or $1.73 per share, cumulative effect of the change as described above, net of $1.9 million, or $0.16 per share, recognized as revenue during the year.

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

     During the fourth quarter of 1999, we incurred a charge of $0.7 million for a change in estimate for revenues from sales of Atridox, Atrisorb FreeFlow GTR Barrier and Atrisorb GTR Barrier. This change resulted when Block provided updated information indicating the actual net selling price of these products was less than the estimated net selling price previously provided by Block. Our revenue is based on a set percentage of Block’s actual net sales. We recorded this adjustment in the fourth quarter ended December 31, 1999 as a change in estimate at the time it became known. Furthermore, we reduced the rate at which we recognized revenue under the Block agreement during 2000 to reflect these lower selling prices.

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

     Administrative and marketing expenses were $4.3 million for the year ended December 31, 2000 compared to $4.0 million for the year ended December 31, 1999.

     We recognized a loss of $12.2 million for the year ended December 31, 2000 for our 80.1% equity share in the loss of Transmucosal Technologies, our joint venture with Elan. The joint venture’s loss for this period included a one-time, non-cash charge of $15.0 million in July 2000 for an exclusive license to use Elan’s nanoparticulate drug delivery technology. This licensing fee was recorded as a charge to research and development expense by Transmucosal Technologies as it was acquired for research and development with no future alternative use.

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

     In July 2000, we formed Transmucosal Technologies, a joint venture, with Elan to develop and commercialize oncology and pain management products. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8.0 million under a convertible promissory note agreement in support of our 80.1% share of the joint venture’s research and development costs. The note has a six-year term, will accrue interest at 7% per annum, compounded semi-annually and added to principal, and is convertible at Elan’s option into our common stock at a $14.60 conversion price. As of December 31, 2001, we had not drawn any amounts under the note. We are required to fund our 80.1% share of the joint venture’s obligations. This funding totaled $2.7 million in 2001. Our future funding obligations are expected to be consistent with the funding in 2001.

     During the year ended December 31, 2001, net cash provided by operating activities was $0.7 million. This was a result of the net loss applicable to common stock for the period of $26.7 million, which is offset by certain non-cash expenses, and changes in other operating assets and liabilities, primarily deferred revenue and note receivable for licensing fees, as set forth in the consolidated statements of cash flows. We received an $8.0 million licensing fee from Sanofi-Synthelabo in January 2001 for payment of the December 2000 note receivable — licensing fee. Additionally, we recognized non-cash charges for debt conversion expense of $2.2 million and $0.3 million as an extraordinary loss on extinguished debt during the year ended December 31, 2001 as a result of exchanging our common stock for our convertible notes. A non-cash charge of $2.0 million was recognized in the third quarter of 2001 for a non-qualified stock option grant to our chief executive officer. The increase of $8.6 million for deferred revenue included $1.0 million from Block for an Atridox sales milestone, $6.0 million from Sanofi-Synthelabo for FDA acceptance of our

Eligard one-month and three-month NDA filings, $2.0 million from MediGene for exclusive marketing rights in Europe of our Eligard products and $1.0 million by Sanofi as an advanced research and development payment for our Eligard unique dosage formulation product.

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

     Net cash provided by financing activities was $109.7 million during the year ended December 31, 2001. This increase was primarily the result of our two underwritten public stock offerings that resulted in a net increase in financing funds of $87.7 million. Additionally, we received $15.0 million from Sanofi- Synthelabo in January 2001 for the issuance of common stock in conjunction with the December 2000 collaboration, license and supply agreement. We received $3.8 million from MediGene for the issuance of our common stock in conjunction with the stock purchase agreement in April 2001. In September 2001, our Board of Directors approved a new stock repurchase program to acquire up to $5.0 million of our common stock. For the year ended December 31, 2001, we repurchased a total of 77,500 shares of our common stock in the open market. The average price per share was $20.11 for total stock repurchases valued at $1.6 million. We received $4.1 million for the issuance of common stock related to employee stock options.

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

     At December 31, 2001 we had available for Federal income tax purposes, net operating loss carryforwards of $83.3 million and $2.9 million in research and development tax credits, which expire through 2021. Our ability to utilize our purchased net operating loss acquired with the acquisition of ViroTex, alternative minimum tax, and research and development credit carryforwards is subject to an annual limitation in future periods. This is pursuant to the “change in ownership” rules under Section 382 of the Internal Revenue Code of 1986, as amended. At December 31, 2001, we recorded a full valuation allowance against our net deferred taxes of $50.9 million due to uncertainties related to their future realization.

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

Future Capital Requirements

     Our long-term capital expenditure requirements will depend on numerous factors, including:

•	the progress of our research and development programs,

•	the time required to file and process regulatory approval and applications,

•	the development of our commercial manufacturing facilities,

•	our ability to obtain additional licensing arrangements, and

•	the demand for our products.

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

     The following table summarizes research and development activities funded by our collaborators, as well as, research and development activities funded by us for the years ended December 31, including research and development costs inception-to-date and estimated completion dates and costs (in thousands):

							Anticipated
					Funded	Anticipated	Costs to
	Expenses	Expenses	Expenses	Expenses	Expenses	Completion	Completion
Technology	1999	2000	2001	Inception-to-Date	Inception-to-Date	(to market)	(to market)

Atrigel	$10,716	$11,110	$14,338	$96,926	$7,257	2002-2006	$45,000
SMP	2,328	3,090	4,604	10,021	978	2004-2005	20,000
BEMA	553	260	2,430	3,243	4,387	2006-2008	10,000
Other	1,958	2,275	4,263	20,534	3,966	2003-2008	25,000

Total	$15,555	$16,735	$25,635	$130,724	$16,588	2002-2008	$100,000

Funded	$2,429	$1,921	$10,626
Not Funded	13,126	14,814	15,009

Total	$15,555	$16,735	$25,635

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

     The following table summarizes our future contractual commitments, which consist of operating leases. At December 31, 2001, our future payments under our non-cancelable operating leases are as follows (amounts in thousands):

Minimum Rental
Year Ending December 31,	Commitments

2002	$461
2003	408
2004	339
2005	311
2006	128

Total	$1,647

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

Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We adopted SFAS No. 141 on July 1, 2001. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provided new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for our fiscal year beginning 2002, but is not expected to have a material impact on our financial statements.

Factors Affecting Our Business and Prospects

     There are numerous factors that affect our business and results of operations. These factors include risks associated with regulatory submissions and product approvals, product demand, pricing, market acceptance of our current and proposed products, changing economic conditions, risks in product and technology development, the effect of our accounting policies and other risk factors discussed in more detail under “Item 1. Business-Factors Affecting Our Business and Prospects” in this Report.

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

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 2001 (As Restated) and 2000 (As Restated)

Consolidated Statements of Operations — Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) — Years Ended December 31, 2001 (As Restated), 2000 (As Restated), and 1999

Consolidated Statements of Cash Flows — Years Ended December 31, 2001, 2000, and 1999

Notes to the Consolidated Financial Statements (As Restated)

	2.	Consolidated Financial Statement Schedules

The following financial statements of Transmucosal Technologies Ltd., the Registrant’s joint venture with Elan International Services Ltd., a wholly owned subsidiary of Elan Corporation plc, are filed as part of this Report.

Independent Auditors’ Report

Balance Sheets as at December 31, 2001 and 2000

Statements of Loss for the Periods Ended December 31, 2001 and 2000

Statements of Changes in Shareholders’ Equity for the Periods Ended December 31, 2001 and 2000

Statements of Cash Flows for the Periods Ended December 31, 2001 and 2000

Notes to Financial Statements

     Other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the information related is contained elsewhere in the consolidated financial statements.

3.	Exhibits.

The exhibits are set forth in the Exhibit Index.

(b)	Reports on Form 8-K: We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

•	Current Report on Form 8-K dated October 15, 2001, filed with the Securities and Exchange Commission on October 17, 2001, under Item 5. Other Events, and Item 7. Exhibits.

•	Current Report on Form 8-K dated November 16, 2001, filed with the Securities and Exchange Commission on November 27, 2001, under Item 5. Other Events, and Item 7. Exhibits.

•	Current Report on Form 8-K dated December 7, 2001, filed with the Securities and Exchange Commission on December 10, 2001, under Item 5. Other Events, and Item 7. Exhibits.

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRIX LABORATORIES, INC. (Registrant)

Date: November 7, 2002	By: /s/ David R. Bethune David R. Bethune Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Bethune David R. Bethune	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 7, 2002

/s/ Brian G. Richmond Brian G. Richmond	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	November 7, 2002

/s/ Nicolas G. Bazan Nicolas G. Bazan	Director	November 7, 2002

/s/ H. Stuart Campbell H. Stuart Campbell	Director	November 7, 2002

/s/ Dr. D. Walter Cohen Dr. D. Walter Cohen	Director	November 7, 2002

/s/ Sander A. Flaum Sander A. Flaum	Director	November 7, 2002

/s/ C. Rodney O’Connor C. Rodney O’Connor	Director	November 7, 2002

/s/ Warren L. Troupe Warren L. Troupe	Director	November 7, 2002

/s/ George J. Vuturo George J. Vuturo	Director	November 7, 2002

CERTIFICATIONS

I, David R. Bethune, Chairman and Chief Executive Officer of Atrix Laboratories, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Atrix Laboratories, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 7, 2002

/s/ David R. Bethune David R. Bethune Chairman and Chief Executive Officer

I, Brian G. Richmond, Chief Financial Officer of Atrix Laboratories, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Atrix Laboratories, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 7, 2002

/s/ Brian G. Richmond Brian G. Richmond Chief Financial Officer

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
Page

INDEPENDENT AUDITORS’ REPORT	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets — December 31, 2001 (As Restated) and 2000 (As Restated)	F-3
Consolidated Statements of Operations —
Years Ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) —
Years Ended December 31, 2001 (As Restated), 2000 (As Restated) and 1999	F-5
Consolidated Statements of Cash Flows —
Years Ended December 31, 2001, 2000 and 1999	F-6
Notes to the Consolidated Financial Statements (As Restated)	F-8

TRANSMUCOSAL TECHNOLOGIES LTD.
Page

INDEPENDENT AUDITORS’ REPORT	F-27
Balance Sheets as at December 31, 2001 and 2000	F-28
Statements of Loss for the Periods Ended December 31, 2001 and 2000	F-29
Statements of Changes in Shareholders’ Equity for the
Periods Ended December 31, 2001 and 2000	F-30
Statements of Cash Flows for the Periods Ended December 31, 2001 and 2000	F-31
Notes to Financial Statements	F-32

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Atrix Laboratories, Inc. and Subsidiaries
Fort Collins, Colorado

     We have audited the accompanying consolidated balance sheets of Atrix Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2000. As discussed in Note 11 to the consolidated financial statements, the 2001 and 2000 financial statements have been restated.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 11, 2002 (November 5, 2002 as to Note 11)

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2001	2000

	(As Restated,	(As Restated,
	see Note 11)	see Note 11)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,058	$4,484
Marketable securities available-for-sale, at fair value	87,910	28,911
Notes receivable — stock subscription and licensing fee	—	23,000
Accounts receivable, net of allowance for doubtful accounts of $5 and $210	3,522	2,611
Interest receivable	995	472
Inventories	3,314	1,941
Prepaid expenses and deposits	606	1,085

Total current assets	146,405	62,504

PROPERTY, PLANT AND EQUIPMENT, NET	7,557	6,818

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,421 and $2,399	3,446	4,049
Deferred finance costs, net of accumulated amortization of $121 and $628	85	801

Other assets, net	3,531	4,850

TOTAL ASSETS	$157,493	$74,172

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable — trade	$3,108	$2,198
Accrued expenses and other	611	760
Deferred revenue	7,467	2,997

Total current liabilities	11,186	5,955

DEFERRED REVENUE	28,373	24,218
CONVERTIBLE SUBORDINATED NOTES PAYABLE	5,206	36,190

COMMITMENTS AND CONTINGENCIES (SEE NOTES 4 AND 9)

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, $.001 par value, 20,000 shares authorized; 12,871 and 12,015 shares issued and outstanding Liquidation preference $13,281 and $12,397	13,568	12,397

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; 5,000,000 shares authorized Series A preferred stock, $.001 par value, 200,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized; 19,859,807 and 13,341,681 shares issued; 19,782,307 and 13,341,681 shares outstanding	20	13
Additional paid-in capital	232,903	101,367
Treasury stock, 77,500 and -0- shares, at cost	(1,558)	—
Accumulated other comprehensive loss	(4)	(471)
Accumulated deficit	(132,201)	(105,497)

Total shareholders’ equity (deficit)	99,160	(4,588)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)	$157,493	$74,172

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended	Year Ended	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999

REVENUE:
Net sales and royalties	$3,818	$6,156	$4,542
Contract research and development revenue	8,178	2,009	1,093
Licensing, marketing rights and milestone revenue	3,815	1,878	—

Total revenue	15,811	10,043	5,635

OPERATING EXPENSE:
Cost of sales	1,693	2,644	1,974
Research and development	25,635	16,735	15,555
Research and development — licensing fees	2,985	—	—
Administrative and marketing	5,450	4,262	3,992
Administrative — stock option compensation	2,117	125	309

Total operating expense	37,880	23,766	21,830

LOSS FROM OPERATIONS	(22,069)	(13,723)	(16,195)
OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(3,285)	(12,239)	—
Investment income	3,134	1,959	2,720
Interest expense	(780)	(2,582)	(3,062)
Debt conversion expense	(2,194)	—	—
Other	(20)	89	(8)

Net other expense	(3,145)	(12,773)	(350)

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(25,214)	(26,496)	(16,545)
Extraordinary gain (loss) on extinguished debt	(319)	80	3,275
Cumulative effect of change in accounting principle	—	(20,612)	—

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	$(25,533)	$(47,028)	$(13,270)
Accretion of dividends on preferred stock	(1,171)	(383)	—

NET LOSS APPLICABLE TO COMMON STOCK	$(26,704)	$(47,411)	$(13,270)

Basic and diluted loss per common share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(1.54)	$(2.23)	$(1.46)
Extraordinary gain (loss) on extinguished debt	(.02)	—	.29
Cumulative effect of change in accounting principle	—	(1.73)	—

Net loss before preferred stock dividends	$(1.56)	$(3.96)	$(1.17)
Accretion of dividends on preferred stock	(.07)	(.03)	—

Net loss applicable to common stock	$(1.63)	$(3.99)	$(1.17)

Basic and diluted weighted average common shares outstanding	16,348,365	11,883,712	11,327,213

Pro forma amounts assuming the change in revenue recognition method is applied retroactively:
Net loss before extraordinary item	$(25,214)	$(26,496)	$(14,671)

Net loss applicable to common stock	$(26,704)	$(26,799)	$(11,396)

Basic and diluted earnings per common share:
Net loss before extraordinary item	$(1.54)	$(2.23)	$(1.30)

Net loss applicable to common stock	$(1.63)	$(2.26)	$(1.01)

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity

BALANCE, December 31, 1998	11,203,672	$11	$74,823	$(1,651)	$(96)	$(44,665)	$28,422
Comprehensive loss:
Net loss	—	—	—	—	—	(13,270)	(13,270)
Other comprehensive loss:
— Cumulative foreign currency translation adjustments	—	—	—	—	(1)	—	(1)
— Unrealized loss on investments	—	—	—	—	(1,599)	—	(1,599)

Net comprehensive loss							(14,870)
Exercise of stock options and issuance for employee stock purchase plan	125,032	—	(759)	1,149	—	(34)	356
Issuance of restricted stock	80,000	—	237	421	—	(91)	567
Issuance for earn-out distribution	18,850	—	195	—	—	—	195

BALANCE, December 31, 1999	11,427,554	$11	$74,496	$(81)	$(1,696)	$(58,060)	$14,670
Comprehensive loss:
Net loss	—	—	—	—	—	(47,411)	(47,411)
Other comprehensive gain:
— Cumulative foreign currency translation adjustments	—	—	—	—	14	—	14
— Unrealized gain on investments	—	—	—	—	1,211	—	1,211

Net comprehensive loss							(46,186)
Issuance of common stock and warrants to Elan	442,478	—	5,000	—	—	—	5,000
Issuance of common stock to Pfizer	447,550	1	4,999	—	—	—	5,000
Issuance of common stock to Sanofi-Synthelabo	824,572	1	14,999	—	—	—	15,000
Exercise of stock options and issuance for employee stock purchase plan	148,539	—	1,248	81	—	(26)	1,303
Issuance of restricted stock	42,702	—	500	—	—	—	500
Issuance for earn-out distribution	8,286	—	125	—	—	—	125

BALANCE, December 31, 2000 (As Restated, see Note 11)	13,341,681	$13	$101,367	$—	$(471)	$(105,497)	$(4,588)
Comprehensive loss:
Net loss	—	—	—	—	—	(26,704)	(26,704)
Other comprehensive gain (loss):
— Cumulative foreign currency translation adjustments	—	—	—	—	(29)	—	(29)
— Unrealized gain on investments	—	—	—	—	496	—	496

Net comprehensive loss							(26,237)
Issuance of common stock to extinguish debt	1,725,735	2	33,177	—	—	—	33,179
Issuance of common stock to MediGene	233,918	—	3,780	—	—	—	3,780
Non-qualified stock compensation	—	—	2,117	—	—	—	2,117
Exercise of stock options and issuance of employee stock purchase plan	419,692	1	4,181	—	—	—	4,182
Issuance of restricted stock	39,031	—	565	—	—	—	565
Purchase of treasury stock	(77,500)	—	—	(1,558)	—	—	(1,558)
Offering of common stock, net of offering costs of $6,574	4,099,750	4	87,716	—	—	—	87,720

BALANCE, December 31, 2001 (As Restated, see Note 11)	19,782,307	$20	$232,903	$(1,558)	$(4)	$(132,201)	$99,160

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common stock	$(26,704)	$(47,411)	$(13,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of dividends on preferred stock	1,171	382	—
Depreciation and amortization	2,480	2,190	1,777
Equity in loss of joint venture	3,285	12,239	—
Loss on sale and write-downs of marketable securities	831	172	140
Stock plan compensation	2,117	125	309
Debt conversion expense	2,194	—	—
Interest expense converted to equity	345	—	—
Extraordinary (gain) loss on extinguished debt	319	(80)	(3,275)
Cumulative effect of change in accounting principle	—	20,612	—
Other non-cash items	25	(5)	140
Net changes in operating assets and liabilities:
Accounts receivable	(925)	(1,397)	4,714
Note receivable — licensing fee	8,000	—	—
Interest receivable	(523)	90	102
Inventories	(1,387)	(75)	701
Prepaid expenses and deposits	479	(666)	435
Other assets	—	—	475
Accounts payable	481	(424)	805
Accrued expenses and other	(144)	75	(69)
Deferred revenue	8,625	(1,557)	6

Net cash provided by (used in) operating activities	669	(15,730)	(7,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,069)	(775)	(1,165)
Investment in intangible assets	(419)	(246)	(291)
Proceeds from maturity and sale of marketable securities	23,245	7,402	20,063
Investment in marketable securities	(82,683)	(422)	(19,571)
Investment in joint venture	(2,746)	—	—

Net cash provided by (used in) investing activities	(64,672)	5,959	(964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of issuance costs	96,247	11,678	613
Payments to acquire treasury stock	(1,558)	—	—
Note receivable — stock subscription	15,000	—	—
Extinguished convertible long-term debt	—	(408)	(8,173)

Net cash provided by (used in) financing activities	109,689	11,270	(7,560)

NET EFFECT OF EXCHANGE RATE ON CASH	(112)	(37)	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,574	1,462	(15,535)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,484	3,022	18,557

CASH AND CASH EQUIVALENTS, END OF YEAR	$50,058	$4,484	$3,022

Supplemental cash flow information:
Cash paid for interest	$614	$2,568	$3,110

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Non-cash investing and financing activities:	2001
Issued preferred stock valued at $883,000 to Elan for accreted dividends.
Issued common stock valued at $33,177,000 in exchange for $30,984,000 of 7% Convertible Subordinated Notes.

2000
Issued common stock valued at $15,000,000 in exchange for a note receivable to Sanofi-Synthelabo in connection with the marketing agreement.
Issued preferred stock valued at $12,015,000 in exchange for an 80.1% initial interest in the joint venture with Elan. Issued common stock valued at $125,000 in connection with the November 2000 earn-out payments relating to the ViroTex acquisition.

1999
Issued common stock valued at $195,000 in connection with the May 1999 earn-out payments relating to the ViroTex acquisition.

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
Years Ended December 31, 2001, 2000 and 1999

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

Marketable securities

     Marketable securities are classified as available-for-sale and are carried at fair market value with the unrealized holding gain or loss included in shareholders’ equity as a component of other comprehensive loss. Fair market value is based on quoted market prices or dealer quotes. Premiums and discounts associated with bonds are amortized using the effective interest rate method. The investment portfolio includes fixed rate debt instruments that are primarily U.S. Government and Agency bonds and notes and corporate bonds and notes. The maturity dates for these securities range from one to sixteen years. If a decline in market value is other than temporary, a charge is taken to operations.

Stock subscriptions

     The note receivable for stock subscriptions is shown as a current asset to the extent collected before the consolidated financial statements are published.

Inventories

     Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The components of inventories are as follows as of December 31 (amounts in thousands):

	2001	2000

Raw materials	$2,399	$1,617
Work in progress	201	145
Finished goods	714	179

Total inventories	$3,314	$1,941

Property, plant and equipment

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements and capital additions to the Company’s building are amortized over the remaining term of the related lease and estimated useful life respectively. The components of net property, plant and equipment are as follows as of December 31 (amounts in thousands):

	2001	2000

Land	$1,071	$1,071
Building	3,868	3,610
Leasehold improvements	618	470
Furniture & fixtures	615	440
Machinery	6,004	5,039
Office equipment	1,243	813

Total property, plant and equipment	13,419	11,443
Accumulated depreciation and amortization	(5,862)	(4,625)

Property, plant and equipment, net	$7,557	$6,818

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

Deferred finance costs

     Costs associated with the issuance of the Company’s 7% Convertible Subordinated Notes were deferred and are being amortized on a straight-line basis over the seven-year term of the notes. As convertible notes are repurchased and subsequently extinguished or exchanged for the Company’s common stock, the pro-rata portion of unamortized deferred finance costs is written off.

Fair value of financial instruments

     Unless otherwise stated herein, the fair value of the Company’s financial instruments approximate their carrying value due to the relatively short periods to maturity of the instruments and/or variable rates of the instruments, which approximate current interest rates.

Concentrations of credit risk

     Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, marketable equity securities and accounts receivable. The Company’s cash equivalents are placed with major financial institutions and are primarily invested in investment grade commercial paper with an average original maturity of three months or less and in money market accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company’s marketable securities consist primarily of U.S. Government or Government-backed securities, investment grade corporate notes, and various equity securities. During 2001, the Company recorded a write-down of $831,000 for its investment in Enron corporate notes. Management believes that the diversity of the Company’s portfolio combined with the credit worthiness of the companies in which it invests mitigates the Company’s exposure to credit risk.

     Revenues from net sales and royalties, contract research and development, and licensing, marketing rights and milestone revenues are primarily derived from major pharmaceutical companies. However, the Company’s revenues could be materially impacted by the loss of one or more of its contractual relationships or due to disputes with a collaborative partner. In 2001, the Company’s revenues were materially impacted due to disputes with Block Drug Company, see Note 5. The Company performs ongoing credit evaluations of its customers’ financial conditions and requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on an assessment of the collection probability of delinquent accounts.

Revenue recognition

     The Company recognizes revenue on net sales, royalties on third-party sales of Atrix’s products, contract manufacturing, contract research and development and for nonrefundable licensing fees, marketing rights and milestone payments earned under contractual arrangements.

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

     Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method. Prior to the fourth quarter of 2000, the Company recognized these payments as revenue when received and the Company had fulfilled all contractual obligations relating to the payments. Effective in the fourth quarter of 2000, the Company changed its method of accounting for nonrefundable licensing fees, marketing and milestone payments to recognize such payments over the remaining contractual term using the straight-line method in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 — “Revenue Recognition in Financial Statements,” (SAB 101). The Company recorded a $20,612,000 adjustment, as of January 1, 2000, for the cumulative effect of a change in accounting principle upon adoption of SAB 101. The cumulative effect was recorded as deferred revenue that is being recognized as revenue over the remaining contractual terms of the specific agreements. During the year ended December 31, 2000, the impact of this change in accounting principle increased net loss applicable to common stock by $18,734,000 or $1.58 per share. This amount is comprised of the $20,612,000, or $1.73 per share, cumulative effect adjustment net of $1,878,000, or $0.16 per share, recognized as revenue during the year ended December 31, 2000. During the year ended December 31, 2001, the Company recognized $2,718,000 of the SAB 101 adjustment as revenue. The remainder of the deferred revenue under the SAB 101 adjustment will be recognized as follows: $4,384,000 for each year from 2002 through 2004, $2,926,000 in 2005, $11,000 for each year from 2006 through 2015 and $2,000 in 2016. The amount recognized in 2001 and amounts to be recognized in 2002 through 2010 were adjusted in 2001 to reflect an amendment to the agreement with Block Drug Company, see Note 5, and to include additional license and milestone payments received in 2001.

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

     The following table summarizes research and development activities funded, in whole or in part, by our collaborators, as well as, research and development activities funded by the Company for the years ended December 31 (amounts in thousands):

	2001	2000	1999

Research and Development — Funded	$10,626	$1,921	$2,429
Research and Development — Not Funded	15,009	14,814	13,126

Research and Development	$25,635	$16,735	$15,555

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

Comprehensive loss

     Items of other comprehensive loss include unrealized gains and losses on marketable securities available-for-sale securities and foreign currency translation adjustments. Disclosure of comprehensive loss for the years ended December 31, 2001, 2000 and 1999 is included in the accompanying financial statements as part of the consolidated statements of changes in shareholders’ equity.

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

Income taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax liability computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when it is necessary to reduce deferred income tax assets to the expected realized amounts.

Translation of foreign currencies

     The Company’s primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate balance sheet accounts at period-end exchange rates. Revenue and expense accounts are translated at average exchange rates in effect during the period. Translation adjustments are recorded as a component of comprehensive income. Some of the Company’s transactions and transactions of its subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in other income or expense as they occur. To date, the effect on income and expenses for such amounts has been immaterial.

Derivative instruments and hedging activities

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was issued which, as amended, was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 provides new standards for the identification, recognition and measurement of derivative financial instruments, including embedded derivatives. Historically, the Company has not entered into derivative contracts to hedge existing risks nor have we entered into speculative derivative contracts. Although the Company’s convertible debt and preferred stock include conversion features that are considered to be embedded derivatives, accounting for those instruments is not affected by SFAS No. 133. The adoption of SFAS No. 133 did not have a material affect on the Company’s financial position or results of operations.

Related party transactions

     A member of the Board of Directors, as of November 2001, is a partner at a law firm that is the primary provider of legal services for the Company. Legal fees paid to this law firm were $1,112,000, $587,000 and

$366,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

New accounting pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provided new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company’s fiscal year beginning 2002, but is not expected to have a material impact on the Company’s financial statements.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year’s consolidated financial statement presentation.

2. MARKETABLE SECURITIES

     As of December 31, 2001, marketable securities available-for-sale consist of the following (amounts in thousands, except share data):

	Number of Shares or
	Principal Amount	Cost	Fair Value

U.S. Government and Agency Bond Funds:
Thornburg Fund	50,718 Shares	$637	$635
Pimco Fund	1,010,194 Shares	10,809	10,567

Sub-total		11,446	11,202

Other Marketable Securities AFS:
U.S. Government and Agency Bonds	$30,200	30,413	30,640
Corporate Notes	$41,079	41,539	41,390
CollaGenex Common Stock	330,556 Shares	2,500	2,677
MFS Limited Maturity Fund	289,226 Shares	2,000	2,001

Sub-total		76,452	76,708

Total		$87,898	$87,910

     As of December 31, 2000, marketable securities available-for-sale consist of the following (amounts in thousands, except share data):

	Number of Shares or Principal Amount	Cost	Fair Value

U.S. Government and Agency Bond Funds:
Thornburg Fund	48,172 Shares	$605	$592
Pimco Fund	661,342 Shares	7,097	6,871

Sub-total		7,702	7,463

U.S. Government and Agency Bonds	$21,695	21,692	21,448

Total		$29,394	$28,911

     As of December 31, 2001, gross unrealized gains and losses pertaining to marketable securities available-for-sale were $590,000 and $577,000, respectively. As of December 31, 2000, gross unrealized gains and losses pertaining to marketable securities available-for-sale were $-0- and $484,000, respectively.

     Realized investment gains and losses are included in investment income and included no gains in 2001 and $1,000 in 2000, and no gains in 1999. Realized losses were $831,000, $172,000, and $141,000, in 2001, 2000, and 1999, respectively. A charge of $831,000 against investment income was recognized in the fourth quarter of 2001 for a write-down of the Company’s $1,000,000 Enron corporate note investment, which was adjusted to fair value as of December 31, 2001. The fair value for this investment was $195,000 as of December 31, 2001.

3. INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31 (amounts in thousands):

	2001	2000

Patents	$2,534	$2,115
Purchased technology	2,800	2,800
Purchased royalty rights	600	600
Goodwill	933	933

Sub-total	6,867	6,448

Less: Accumulated amortization	(3,421)	(2,399)

Total	$3,446	$4,049

4. CONVERTIBLE SUBORDINATED NOTES PAYABLE

     In November 1997, the Company issued $50,000,000 of convertible subordinated notes. The notes bear interest at the rate of 7% and are due in 2004. The notes are convertible, at the option of the holder, into the Company’s common stock, $.001 par value, at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $19.00 per share, subject to adjustments in certain events. The notes are redeemable, in whole or in part, at the Company’s option, on or after December 5, 2000.

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

5. COLLABORATIVE ARRANGEMENTS

Pfizer, Inc.

     In August 2000, the Company entered into a non-exclusive research and worldwide licensing agreement with Pfizer, Inc. to provide access to the Company’s proprietary drug delivery systems in the development of new products. Pfizer will provide the funding to develop and commercialize selected products under the agreement. The Company will receive research and development payments, product sales and royalty payments from Pfizer’s sales of products. As part of the agreement, Pfizer purchased 447,550 shares of the Company’s common stock for $5,000,000.

Sanofi-Synthelabo, Inc.

     In December 2000, the Company entered into an exclusive North American marketing agreement with Sanofi-Synthelabo, Inc., a major international pharmaceutical company, for the one-, three-, and four-month Eligard products for the treatment of prostate cancer.

     The Company received a licensing fee of $8,000,000 upon signing the agreement. Additionally, the Company will receive payments for certain clinical, regulatory and sales milestones, product sales, and royalty payments based on Sanofi-Synthelabo’s sales of the Eligard products. Under the terms of the agreement, the Company will fund all research and development for the one-, three, and four-month Eligard products and Sanofi-Synthelabo will fund all research and development for a unique dosage formulation of Eligard. Additionally, in December 2001, Sanofi-Synthelabo exercised its rights under the agreement with the Company for the Eligard unique dosage formulation. The licensing fee was recorded as deferred revenue and is being recognized over the term of the agreement. As part of the agreement, Sanofi-Synthelabo purchased 824,572 shares of the Company’s common stock for $15,000,000.

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

MediGene AG

     In April 2001, the Company entered into an exclusive European marketing agreement with MediGene AG, a German biotechnology company, to market the one-, three-, and four-month Eligard products. Additionally, MediGene has the right to develop the Eligard unique dosage formulation product. The Company received a licensing fee of $2,000,000 upon signing the agreement. Additionally, the Company will receive payments for certain clinical, regulatory and sales milestones, product sales and royalty payments based on MediGene’s sales of Eligard products. Under the terms of the agreement, the Company will fund all research and development for the products with the exception of costs required to obtain certain European approvals, which shall be borne by MediGene if it chooses to pursue such approvals. The licensing fee was recorded as deferred revenue and is being recognized over the term of the agreement. As part of the agreement, MediGene purchased 233,918 shares of the Company’s common stock for $3,780,000. In December 2001, MediGene submitted an MAA for our Eligard 7.5-mg one-month product to the German regulatory authority, BfArM, as a reference member state under a mutual recognition process.

Fujisawa Healthcare, Inc.

     In October 2001, the Company entered into an exclusive North American marketing agreement with Fujisawa Healthcare, Inc. for the Atrisone acne product. The Company received a $2,000,000 licensing fee upon signing of the agreement. Additionally, the Company will receive payments for certain clinical, regulatory and sales milestones, product sales, and royalty payments for Fujisawa’s sales of the Atrisone acne product. Under the terms of the agreement, Fujisawa commenced reimbursing the Company for 75% of the research and development costs of the product in July 2001. The licensing fee was recorded as deferred revenue and is being recognized over the term of the agreement.

Elan International Services, Ltd.

     In July 2000, the Company formed a joint venture, Transmucosal Technologies, with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc. The purpose of the joint venture is to develop and commercialize oncology and pain management products.

     In connection with the formation of Transmucosal Technologies, the Company issued to Elan 12,015 shares of its Series A convertible exchangeable preferred stock (Series A), valued at $12,015,000 in exchange for 6,000 shares of common stock and 3,612 shares of preferred stock of Transmucosal Technologies, representing an initial ownership in the joint venture of 80.1%. Series A bears a 7% annual dividend, accruing semi-annually, payable in-kind. During the year ended December 31, 2001, the Company issued 856 shares of Series A stock in payment of accreted dividends of $856,000. When the Series A stock was issued in payment of these dividends, the trading price of the Company’s common stock was in excess of the conversion rate of the Series A. As a result, the Company recorded $288,000 for the beneficial conversion feature related to this issuance, which was recorded as an additional dividend on preferred stock. Accreted and unpaid dividends at December 31, 2001 and 2000 were $410,000 and $382,000, respectively.

     Series A is convertible commencing in July 2002, at Elan’s option, into the Company’s common stock at $18.00 per common share, subject to anti-dilution adjustments. Elan may elect to exchange its Series A stock for a 30.1% ownership interest in the joint venture, increasing Elan’s ownership in Transmucosal Technologies to 50% and decreasing the Company’s ownership to 50%. This exchange right will terminate if Elan elects to convert the Series A stock into the Company’s common stock. The Series A stock must be redeemed by the Company in July 2006, either in cash or in common stock at Atrix’ option, in an amount equal to the liquidation preference. The liquidation preference of Series A is its stated value plus accreted and unpaid dividends. In connection with the formation of the joint venture, Elan purchased 442,478 shares of the Company’s common stock for $5,000,000 and the Company issued Elan a warrant to purchase up to 1,000,000 shares of the Company’s common stock at $18.00 per share. The warrant was exercisable at issuance and expires in July 2005. Additionally, the Company and Elan entered into a convertible promissory note agreement whereby the Company may borrow up to $8,010,000 from Elan to fund its share of research and development activities undertaken by the joint venture. The note is convertible into the Company’s common stock at $14.60 per share. At December 31, 2001 and 2000, no amounts had been drawn under this note.

     Because of this exchange feature, the Series A is presented outside of stockholders’ equity (deficit). Its carrying value equals the fair market value at the date of issuance increased for accreted dividends. Future adjustments to the Series A value recorded outside of the Company’s stockholders’ equity (deficit) may be necessary. If the fair value of the Company’s preferred stock investment in Transmucosal Technologies exceeds the aforementioned carrying value of the Series A, the Company will increase the value of the Series A recorded outside of permanent equity by such excess amount. The Company will recognize subsequent increases or decreases in the value of the Series A recorded outside of permanent equity; however, decreases will be limited to amounts previously recorded as increases so as not to reduce the carrying amount of the Series A below the original carrying value plus all accreted dividends.

     The exchange right is exercisable by Elan at any time prior to the sixth anniversary of the first issuance of the Company’s Series A Preferred Stock. If Elan exercises its exchange right then a payment is due to the Company from Elan equal to 30.1% of the aggregate of the development funding provided to the joint venture through the exchange date. This amount is computed for all funding provided to the joint venture regardless of whether it was provided by Elan or the Company. This payment is due only if Elan exercises the exchange right. Further, this payment may be made in cash, through forgiveness of a corresponding amount due to Elan under the convertible promissory note or through a combination of cash and debt forgiveness. Currently, there are no amounts outstanding under the note agreement; consequently, the payment would be due in cash. If there are amounts due under the note at the time of the exchange, it is Elan’s option to pay either in cash, through note forgiveness or through a combination of cash and debt forgiveness. For purposes of determining the fair value of the exchange right, the amount of this payment is subtracted from the fair value of 30.1% of the joint venture.

     Under the terms of the related agreements, in July 2000, Transmucosal Technologies recognized $15,000,000 expense to Elan for a license granted by Elan to the joint venture for exclusive rights to use Elan’s nanoparticulate drug delivery technology. This license expense was recognized when incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as the sole use of the license is for use in research and development activities of the joint venture and the license has no future alternative use. Additionally, the joint venture contracts with Atrix and Elan to perform certain research and development activities. During the years ended December 31, 2001 and 2000, the Company earned contract research and development revenues of $4,086,000 and $251,000, respectively, and had receivables from the joint venture of $946,000 and $251,000, respectively. Additionally, the Company had payables to the joint venture at December 31, 2001 and 2000 of $758,000 and $224,000, respectively. During 2001 and 2000, the Company recognized $3,285,000 and $12,239,000, respectively, for its share of the losses of Transmucosal Technologies.

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

CollaGenex Pharmaceuticals, Inc.

     In August 2001, the Company licensed the exclusive U.S. marketing rights for Atridox, Atrisorb FreeFlow GTR Barrier and Atrisorb-D GTR Barrier to CollaGenex Pharmaceuticals, Inc. following the reacquisition of the sales and marketing rights from Block Drug Corporation. The Company received a $1,000,000 licensing fee upon signing of the agreement. Additionally, the Company will receive payments for product sales and royalty payments for CollaGenex’s sales of the dental products. In connection with the transaction, the Company purchased 330,556 shares of CollaGenex’s common stock for $3,000,000, which was a $500,000 premium to market at the date of purchase. The Company recorded the common stock as an available-for-sale security and the premium was reflected as a reduction of the licensing fee. The net licensing fee was recorded as deferred revenue and is being recognized over the term of the agreement. CollaGenex commenced U.S. sales of Atridox and Atrisorb FreeFlow in November 2001 and commenced Atrisorb-D sales in January 2002.

Block Drug Corporation

     In 1996, the Company licensed exclusive U.S. marketing rights for Atridox, Atrisorb FreeFlow GTR Barrier and Atrisorb-D GTR Barrier to Block Drug Corporation. Under the terms of the agreement, the Company received a licensing fee, certain regulatory, marketing and sales milestone payments, product sales and royalty payments from Block Drug’s sales of the products. Prior to 2000, the Company received licensing fee and milestone payments in the amount of $24,100,000. These fees were recorded as revenue when received; however, as discussed in Note 1, in 2000 the Company changed its method of recognizing licensing fee and milestone payments to record them as revenue over the term of the agreement. No additional payments were received in 2000.

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

6. STOCK OPTION PLANS

     As of December 31, 2001, the Company has the following stock-based plans: (i) the 1987 Performance Stock Option Plan; (ii) the 2000 Stock Incentive Plan; (iii) the Non-Employee Director Stock Incentive Plan; and (iv) the Non-Qualified Stock Option Plan. These plans are discussed below.

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

     The following tables summarize information on stock option activity for the 1987 Plan:

			Weighted-
	Number of	Exercise Price	Average
	Shares	Per Share	Exercise Price

Options outstanding, December 31, 1998	1,275,154	$.50-21.75	$9.60
Options granted	342,390	5.38 - 12.88	13.98
Options canceled or expired	(68,942)	.50 - 21.75	12.30
Options exercised	(120,650)	8.75 - 15.00	11.15

Options outstanding, December 31, 1999	1,427,952	$5.38-20.75	$9.54
Options granted	289,450	7.88 - 16.25	9.53
Options canceled or expired	(71,526)	5.50 - 18.94	9.37
Options exercised	(135,352)	9.00 - 19.00	14.67

Options outstanding, December 31, 2000	1,510,524	$5.38-20.75	$9.61
Options granted	86,390	5.50 - 25.99	16.12
Options canceled or expired	(88,277)	5.50 - 17.25	8.10
Options exercised	(393,980)	5.50 - 20.75	9.98

Options outstanding, December 31, 2001	1,114,657	$5.38-25.99	$10.11

Options outstanding were available for exercise as follows:
Exercisable at December 31, 2001	816,999		$9.76
Exercisable at December 31, 2000	972,784		9.90
Exercisable at December 31, 1999	884,743		9.57

	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average
Range of	December 31,	Remaining	Average	December 31,	Exercise Price
Exercise Prices	2001	Contractual Life	Exercise Price	2001	Exercisable

$5.50 - 17.25	143,770	1 year	$8.32	143,770	$8.32
5.88 - 7.75	36,100	2 years	6.42	36,100	6.42
6.75 - 10.00	66,769	3 years	7.09	66,769	7.09
6.63 - 11.63	59,781	4 years	7.89	59,781	7.89
9.50 - 12.75	119,387	5 years	9.99	119,387	9.99
11.75 - 19.00	124,202	6 years	16.64	124,202	16.64
9.19 - 11.00	140,405	7 years	10.24	118,150	10.30
5.38 - 16.25	361,243	8 years	8.18	148,840	7.56
10.06 - 25.99	63,000	9 years	19.62	—	—

$5.38 - 25.99	1,114,657	7 years	$10.11	816,999	$9.76

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

     In August 2001, the Company adopted the 2001 Executive Long Term Incentive Compensation Program (the “2001 Program”) pursuant to, and subject to the provisions of, the 2000 Plan. Only the Company’s chief executive officer and chairman of the board is eligible to receive awards under the 2001 Program. Grants may be made under the 2001 Program at any time prior to August 5, 2004. The exercise price of the options is determined by the Board of Directors or a designated committee. The aggregate value of awards that may be granted under the 2001 Program, at the time of grant, is $7,000,000. Awards under the 2001 Program vest and become exercisable as determined by the Board of Directors or a designated committee. The Board of Directors or a designated committee may determine that awards shall be fully vested at the time of grant or base vesting or the lapse of a repurchase right on the attainment of designated performance goals and criteria, the passage of time, the occurrence of one or more events, or other factors. On August 6, 2001, the Company granted 100,503 options to the chief executive officer at an exercise price of $5.00 per share which was below fair value of $24.90 per share based on stated market quotes at the date of the grant. All options granted were fully vested at the date of the grant. As a result, the Company recognized $2,000,000 of administrative compensation expense in the year ended 2001.

     The following tables summarize information about stock option activity for the 2000 Plan:

			Weighted-
	Number of	Exercise Price	Average
	Shares	Per Share	Exercise Price

Options granted	1,064,325	$9.00 - 18.88	$12.09
Options canceled or expired	(3,840)	9.00 - 15.19	10.60

Options outstanding, December 31, 2000	1,060,485	$9.00 - 18.88	$12.09
Options granted	1,047,238	5.00 - 28.19	18.48
Options canceled or expired	(173,969)	9.00 - 25.99	17.59
Options exercised	(17,385)	9.00 - 17.63	10.43

Options outstanding, December 31, 2001	1,916,369	$5.00 - 28.19	$15.21

     Options outstanding were available for exercise as follows:

Exercisable at December 31, 2001	412,233	$10.49
Exercisable at December 31, 2000	—	—
Exercisable at December 31, 1999	—	—

	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average
Range of	December 31,	Remaining	Average	December 31,	Exercise Price
Exercise Prices	2001	Contractual Life	Exercise Price	2001	Exercisable

$9.31 - 9.75	380,474	8 years	$9.68	120,349	$9.75
9.50 - 23.75	1,049,492	9 years	14.37	191,381	13.84
5.00 - 28.19	486,403	10 years	21.34	100,503	5.00

$5.00 - 28.19	1,916,369	9 years	$15.21	412,233	$10.49

Non-Employee Director Stock Incentive Plan (the DSI Plan)

     During the year ended December 31, 1999, the Company adopted the DSI Plan. The purposes of the DSI Plan are to attract and retain the best available Non-Employee Directors, to provide them additional incentives, and to promote the success of the Company’s business. This DSI Plan is comprised of two components: an “Automatic Option Grant Program” and a “Stock Fee Program.”

     Automatic Option Grant Program

     Immediately following each annual meeting of the Company’s stockholders, commencing with the 1999 Annual Stockholders’ Meeting, each Non-Employee Director is granted a Non-Qualified Stock Option to purchase 4,000 (5,000 in the case of the Chairman) shares of the Company’s common stock. These options vest ratably over a period of three years and expire ten years after grant. The exercise price of each option is equal to the market price of the Company’s common stock on the date of the grant. All options awarded under this portion of the plan are made under the 1987 Performance Stock Option Plan. For the year ended December 31, 2001, 24,000 stock options were issued at a price of $17.00 and none were exercised under this program.

     Stock Fee Program

     Commencing with the 1999 Annual Stockholders’ Meeting, each Non-Employee Director will receive an annual retainer fee. Each Non-Employee Director was eligible to elect to apply all or any portion of the retainer fee to the acquisition of shares of restricted common stock or the receipt of stock options. The portion of the fee subject to election of restricted common stock is determined by dividing the elected dollar amount by the fair market value per share on the date the fee is due to be paid. The restricted common stock vests ratably over a period of three years.

     Beginning with the August 2000 meeting, the annual retainer was amended to provide each Non-Employee Director with 2,800 stock options in place of the retainer fee. The options vest ratably over a period of three years. The exercise price of each stock option, which has a maximum ten-year life, is equal to the market price of the Company’s common stock on the date of the grant.

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

Pro Forma Effect of Stock Option Issuances

     The Company accounts for the 1987 Plan, the 2000 Plan and the DSI Plan options using the intrinsic value method. Accordingly, no compensation expense has been recognized for stock option grants. Had compensation cost been determined based on the fair value of the options at the grant dates of awards under the 1987 Plan and 2000 Plan consistent with SFAS No. 123, the Company’s net loss applicable to common stock and basic and diluted loss per common share would have been changed to the pro forma amounts indicated below (amounts in thousands, except share data):

	2001	2000	1999

Net loss applicable to common stock:
— as reported	$(26,704)	$(47,411)	$(13,270)
— pro forma	(34,072)	(51,498)	(14,912)
Basic and diluted net loss per common share:
— as reported	$(1.63)	$(3.99)	$(1.17)
— pro forma	(2.08)	(4.33)	(1.32)

     The weighted-average Black-Scholes fair value per option granted in 2001, 2000, and 1999 was $8.63, $5.65 and $5.63, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: no dividend yield, expected volatility of 62.2% for 2001, 59.1% for 2000 and 52.5% for 1999, risk free interest rate of 7.0%, and expected life of five years.

Non-Qualified Stock Option Plan (the Non-Qualified Plan)

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

     The Company accounts for grants under the Non-Qualified Plan at fair value. The weighted-average fair value per option, granted under the Non-Qualified Plan in 2001 and 2000 was $11.65 and $4.66, respectively. The fair value of options granted under the Non-Qualified Plan was estimated on the grant date using the Black-Scholes option-pricing model and included as compensation expense. The stock compensation recorded under the Non-Qualified Plan was $117,000 for the year ended December 31, 2001 and no compensation expense was recorded for the years ended December 31, 2000, and 1999. The following weighted-average assumptions were used in 2001 and 2000: no dividend yield, expected volatility of 62.2% for 2001, and 59.1% for 2000, risk free interest rate of 7.0%, and expected lives of five years.

     The following tables summarize information on stock option activity for the Non-Qualified Plan:

			Weighted-
	Number of	Exercise Price	Average
	Shares	Per Share	Exercise Price

Options outstanding, December 31, 1999	33,480	$5.13-16.50	$8.67
Options granted	20,000	6.00 - 10.13	8.06
Options exercised	(4,480)	6.63	6.63

Options outstanding, December 31, 2000	49,000	$5.13-16.50	$9.21
Options granted	10,000	20.31	20.31
Options exercised	(5,000)	6.00	6.00

Options outstanding, December 31, 2001	54,000	$5.13-20.31	$11.56

     Options outstanding were available for exercise as follows:

Exercisable at December 31, 2001	54,000	$11.56
Exercisable at December 31, 2000	48,000	9.08
Exercisable at December 31, 1999	27,480	8.68

	Number	Weighted-Average		Number	Weighted-Average
Range of	Outstanding at	Remaining	Weighted-Average	Exercisable at	Exercise Price
Exercise Prices	December 31, 2001	Contractual Life	Exercise Price	December 31, 2001	Exercisable

$5.13	7,000	3 years	$5.13	7,000	$5.13
7.00	4,000	4 years	7.00	4,000	7.00
9.50 - 16.50	15,000	5 years	12.01	15,000	12.01
15.38	3,000	6 years	15.38	3,000	15.38
6.00 - 10.13	15,000	8 years	8.75	15,000	8.75
20.31	10,000	9 years	20.31	10,000	20.31

$5.13 - 20.31	54,000	6 years	$5.13 - 20.31	54,000	$11.56

7. INCOME TAXES

     Net deferred tax assets at December 31, consist of (amounts in thousands):

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$31,169	$27,976
Research and development tax credit carryforwards	2,885	2,320
Amortization of intangibles	1,735	1,929
Deferred revenue	13,368	7,688
Depreciation	123	115
Stock compensation	927	132
Loss on write-down of marketable security	310	—
Other items	341	284

Net deferred tax assets	50,858	40,444

Less valuation allowance	50,858	40,444

Total	$—	$—

     The gross deferred tax assets have been reduced by a valuation allowance based on management’s belief that it is currently more likely than not that such benefits will not be realized.

     At December 31, 2001, the Company had approximately $83,279,000 of income tax net operating loss carryforwards, of which $1,769,000 relates to foreign losses available for carryforward. The Company has research and development credits of $2,885,000 which expire through 2021. At December 31, 2001 and 2000, the Company has $1,788,000 and $445,000 of deferred tax assets included in the total deferred tax asset for net operating loss carryforwards. These deferred tax assets resulted from the benefits from the exercise of employee stock options of $5,259,000 and $3,999,792 during 2001 and 2000, respectively, which when subsequently recognized will be allocated to additional paid in capital. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in the Company’s ownership occurs.

     A reconciliation of the differences in income tax expense from income (loss) computed at the federal statutory rate and income tax expense as recorded for the years ended December 31 are as follows (amounts in thousands):

	2001	2000	1999

Income tax computed at federal statutory rate:	$(8,628)	$(16,120)	$(4,512)
State income taxes — net of federal	(837)	(1,564)	(438)
Equity in loss of joint venture	1,117	4,565	—
Research and development	(565)	(353)	(359)
Amortization of intangibles	314	302	294
Other	(27)	457	(1,343)
Change in valuation allowance	8,626	12,713	6,358

Income tax expense	$—	$—	$—

8. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company is engaged principally in one line of business, the development and commercialization of drug delivery systems. Enterprise-wide disclosures about net sales and royalties by category and total revenues by geographic area are presented below.

     Net sales and royalties by category consisted of the following for the years ended December 31 (in thousands):

	2001	2000	1999

Dental	$2,436	$4,705	$4,144
Contract manufacturing	1,092	1,235	163
Other	290	216	235

Net sales and royalties	$3,818	$6,156	$4,542

     Revenues by geographic area consisted of the following for the years ended December 31 (in thousands):

	2001	2000	1999

United States	$10,306	$8,872	$4,846
Foreign countries	5,505	1,171	789

Total revenue	$15,811	$10,043	$5,635

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

9. COMMITMENTS AND OTHER

     As of December 31, 2001, minimum rental commitments for future years under non-cancelable operating leases of one year or more are as follows (amounts in thousands):

Years Ending	Minimum Rental
December 31,	Commitments

2002	$461
2003	408
2004	339
2005	311
2006	128

Total	$1,647

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

     In September 2001, the Company signed a licensing agreement for an oral interferon product from Amarillo Biosciences, Inc. for an initial licensing fee of $485,000. Under the agreement, the Company will be responsible for all research and development funding and will pay Amarillo Biosciences a royalty on sales of any oral interferon product developed. Additionally, the Company is obligated to make up to $2,050,000 of additional one-time payments upon the attainment of certain regulatory and marketing milestones. These milestones are subject to reduction in certain events and are only payable if and when attained.

     The Company has a 401(k)-Employee Savings Plan, or the Savings Plan, that allows eligible employees to contribute from 1% to 17% of their income to the Savings Plan. The Company matches 50% of the first 6% of the employees’ contributions. Matching contributions to the Savings Plan were $108,000, $106,000, and $119,000 for the following years ended December 31, 2001, 2000, and 1999, respectively.

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

     Effective September 17, 2001, the Company’s Board of Directors approved a new stock repurchase program to acquire up to $5,000,000 of the Company’s common stock. The stock repurchase program is authorized through December 31, 2002. For the year ended December 31, 2001, the Company had repurchased 77,500 shares of its common stock in the open market. The average price per share was $20.11 for total stock repurchases of $1,558,000.

10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes the quarterly financial information for the year ended December 31, 2001 (amounts in thousands):

	2001 Fiscal Quarters

	First	Second	Third	Fourth

Total revenue	$3,255	$4,265	$3,257	$5,036
Total operating expense	8,470	8,381	12,877	8,152
Net other expense	2,106	517	243	280
Loss before extraordinary item	(7,320)	(4,633)	(9,863)	(3,396)
Net loss applicable to common stock	(7,815)	(4,856)	(10,092)	(3,938)

Basic and diluted earnings per common share before extraordinary item	(.52)	(.31)	(.58)	(.18)

Basic and diluted earnings per common share for net loss applicable to common stock	(.55)	(.32)	(.59)	(.21)

     The following table summarizes the quarterly financial information for the year ended December 31, 2000 (amounts in thousands):

	2000 Fiscal Quarters (Restated)

	First	Second	Third	Fourth

Total revenue	$2,164	$2,354	$2,585	$2,940
Total operating expense	5,207	5,461	6,444	6,651
Net other expense	97	233	12,148	297
Loss before extraordinary item and cumulative effect of change in accounting principle	(3,140)	(3,340)	(16,007)	(4,008)
Net loss applicable to common stock	(23,751)	(3,340)	(16,098)	(4,220)

Basic and diluted earnings per common share before extraordinary and cumulative effect of change in accounting principle	(.27)	(.29)	(1.32)	(.32)

Basic and diluted earnings per common share for net loss applicable to common stock	(2.08)	(.29)	(1.33)	(.34)

     The quarterly information for 2000 differs from that reported in the Company’s quarterly filings on Form 10-Q due to the adoption of SAB No. 101 in the fourth quarter of 2000. The effect of this change resulted in a reduction of loss before extraordinary items and cumulative effect of change in accounting principle of $403,000, $428,000, and $319,000 for the first, second and third quarters of 2000, respectively. The effect of this change resulted in an increase in net loss applicable to common stock of $20,208,000 for the first quarter of 2000. The effect of this change resulted in a reduction of loss on earnings per common share before extraordinary items and cumulative effect of change in accounting principle of $.04, $.04, and $.03 for the first, second and third quarters of 2000, respectively. The effect of this change resulted in an increase of loss on earnings per common share for net loss applicable to common stock of $1.77 for the first quarter of 2000.

11. RESTATEMENT

     The Company’s Series A Convertible Exchangeable Preferred Stock (the “Series A Stock”), which was issued in connection with the formation of our joint venture with Elan International, has an exchange feature that allows the holder to convert it into an additional holding in Transmucosal Technologies (see Note 5), which is a redemption feature that is outside the Company’s control. Subsequent to the issuance of the 2001 financial statements, it was determined that Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” applies to this preferred stock issuance. As a result, the Company’s consolidated balance sheets as of December 31, 2001 and 2000 and consolidated statements of changes in shareholders’ equity (deficit) for the years ended December 31, 2001 and 2000, have been restated to present the Series A Stock outside of permanent shareholders’ equity until such time as the exchange feature is exercised or expires. A summary of the significant effects of the restatement is as follows:

	As of December 31, 2001
	(in thousands)

	As previously	As
	reported	restated

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	$—	$13,568

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock	$—	$—
Common stock	20	20
Additional paid in capital	246,471	232,903
Treasury stock	(1,558)	(1,558)
Accumulated other comprehensive loss	(4)	(4)
Accumulated deficit	(132,201)	(132,201)

Total shareholders’ equity (deficit)	$112,728	$99,160

	As of December 31, 2000
	(in thousands)

	As previously	As
	reported	restated

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	$—	$12,397

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock	$—	$—
Common stock	13	13
Additional paid in capital	113,764	101,367
Treasury stock	—	—
Accumulated other comprehensive loss	(471)	(471)
Accumulated deficit	(105,497)	(105,497)

Total shareholders’ equity (deficit)	$7,809	$(4,588)

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Shareholders of
Transmucosal Technologies Ltd.

We have audited the accompanying balance sheets of Transmucosal Technologies Ltd. as at December 31, 2001 and 2000 and the related statement of loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2001 and the period from July 14, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/KPMG
Chartered Accountants
Hamilton, Bermuda
March 7, 2002

TRANSMUCOSAL TECHNOLOGIES LTD.

Balance Sheets

December 31, 2001
(Expressed in United States Dollars)

	2001	2000

Assets
Cash and cash equivalents	$2,144	$—

Total assets	$2,144	$—

Liabilities
Accounts payable and accrued expenses	$951,562	$269,931

Total liabilities	951,562	269,931

Shareholders’ equity
Share capital (Note 5)	12,000	12,000
Share premium (Note 6)	14,988,000	14,988,000
Contributed surplus (Note 7)	3,436,107	—
Retained deficit	(19,385,525)	(15,269,931)

Total shareholders’ equity	(949,418)	(269,931)

Total liabilities and shareholders’ equity	$2,144	$—

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Loss

Periods Ended December 31, 2001 and 2000
(Expressed in United States Dollars)

	2001	2000

Income
Net investment income	$48	$—

Total income	48	—

Expenses
Research and development (Note 3)	4,091,081	251,482
Audit fees	9,776	—
Government fees	9,345	—
License fee (Note 4)	—	15,000,000
General and administrative	5,440	18,449

Total operating expenses	4,115,642	15,269,931

Net loss	$(4,115,594)	$(15,269,931)

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Changes in Shareholders’ Equity

Periods Ended December 31, 2001 and 2000
(Expressed in United States Dollars)

	2001	2000

Share Capital
Balance at beginning of period	$12,000	$—
Shares issued during the period (Note 5)	—	12,000

Balance at end of period	12,000	12,000

Share premium
Balance at beginning of period	14,988,000	—
Share premium during the period (Note 6)	—	14,988,000

Balance at end of period	14,988,000	14,988,000

Contributed surplus
Balance at beginning of period	—	—
Contributed surplus during year (Note 7)	3,436,107	—

	3,436,107	—
Retained deficit
Balance at beginning of period	(15,269,931)	—
Net loss for the period	(4,115,594)	(15,269,931)

Balance at end of period	(19,385,525)	(15,269,931)

Total shareholders’ equity	$(949,418)	$(269,931)

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Cash Flows

Periods Ended December 31, 2001 and 2000
(Expressed in United States Dollars)

	2001	2000

Cash flows from operating activities
Net loss	$(4,115,594)	$(15,269,931)
Adjustments to reconcile net income to net cash provided by operating activities
Accounts payable and accrued expenses	681,631	269,931

Cash used by operating activities	(3,433,963)	(15,000,000)

Cash flows from financing activities
Proceeds from issuance of shares	—	15,000,000
Contributed surplus	3,436,107	—

Cash provided by financing activities	3,436,107	15,000,000

Net increase in cash and cash equivalents	2,144	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$2,144	$—

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Notes to Financial Statements

December 31, 2001 and 2000

1.	General

Transmucosal Technologies Ltd. (the “Company”) was incorporated in Bermuda on July 14, 2000 as Atrix Newco, Ltd. The Company is owned by Atrix Laboratories, Inc. (“Atrix”) and Elan International Services Ltd. (“EIS”), a wholly-owned subsidiary of Elan Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares respectively. On December 14, 2000 the Company changed its name to Transmucosal Technologies Ltd.

The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of “Products” (as defined in the Subscription, Joint Development and Operating Agreement (“JDOA”) dated July 18, 2000 between EIS, Atrix and the Company. The focus of the collaborative venture will be to develop the “Products” using the Elan Intellectual Property, the Atrix Intellectual Property and the Atrix Technology pursuant to the JDOA.

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

These financial statements have been prepared on the basis that the Company is a going concern. The Company’s ability to continue operating is dependent on achieving profitable operations and/or receiving additional development funding. It is the opinion of management that the Company will be a going concern based on additional development funding as described in Note 7.

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

The following table summarizes the Company’s related party transactions for the period:

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

5.	Share capital

Voting common shares, of par value US$1.00 per share
6,000 shares authorised;
6,000 shares issued and outstanding	$6,000

Non-voting convertible preferred shares, of par value US$1.00 per share
6,000 shares authorised;
6,000 shares issued and outstanding	6,000

$12,000

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

It is estimated that the Company may require an initial research and development budget of approximately $10 million, within the first 24 to 36 months from the date of incorporation, to commence development of the Products based upon the Elan Technology, Atrix Technology and/or Company Technology. The Development Funding shall be applied to the Company’s research and development costs associated with development of the products. At December 31, 2001, $3,436,107 had been contributed as development funding.

8.	Taxes

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated November 24, 1998 by and among Atrix Laboratories, Inc., Atrix Acquisition Corporation and ViroTex Corporation.(1)

2.2	Certificate of Merger of Atrix Acquisition Corporation into ViroTex Corporation dated November 24, 1998.(1)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(3)

3.3	Certificate of Designation of the Series A Preferred Stock filed with the State of Delaware on September 25, 1998.(4)

3.4	Certificate of Designations of Preferences and Rights of Series A Convertible Exchangeable Preferred Stock filed with the State of Delaware on July 18, 2000.(5)

3.5	Ninth Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.(6)

4.2	Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder.(7)

4.3	Form of Note (included in Indenture, see Exhibit 4.2)

4.4	Amended and Restated Rights Agreement (including form of Right Certificate, as Exhibit A, and form of Summary of Rights, as Exhibit B).(8)

4.5	Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited.(2)

4.6	Registration Rights Agreement, dated as of July 18, 2000, between Registrant and Elan International Services, Ltd., or EIS.(5)

4.7	Warrant dated as of July 18, 2000, issued by Registrant to EIS.(5)

4.8	Convertible Promissory Note, dated as of July 18, 2000, issued by Registrant to EIS.(5)

4.9	Warrant, dated as of April 4, 2001, issued by Atrix Laboratories, Inc. to Ferghana Partners, Inc.(9)

10.1	Lease Agreement dated May 11, 1991 between the Registrant and GB Ventures.(6)

10.2	Agreement dated December 16, 1996 between the Registrant and Block Drug Corporation (“Block Agreement”).(10)

10.2A	First Amendment to Block Agreement dated June 10, 1997.(2)**

10.2B	Second Amendment to Block Agreement dated July 31, 1997.(2)**

10.2C	Third Amendment to Block Agreement dated February 4, 1998.(2)**

10.2D	Fourth Amendment to Block Agreement dated January 12, 1999.(2)**

10.2E	Fifth Amendment to Block Agreement dated January 27, 1999.(2)**

10.2F	Sixth Amendment to Block Agreement dated September 24, 1999.(11)**

10.2G	Eighth Amendment to Block Agreement dated as of August 24, 2001.(12)**

10.3	Registration Rights Agreement, dated as of November 15, 1997, by and among Registrant and NationsBanc Montgomery Securities, Inc. and SBC Warburg Dillon Read, Inc.(7)

Exhibit
Number	Description

10.4	Amended and Restated Performance Stock Option Plan, as amended.(2)

10.5	Non-Qualified Stock Option Plan, as amended.(2)

10.6	Non-Employee Director Stock Incentive Plan.(13)

10.7	Employment Agreement between Registrant and Dr. J. Steven Garrett dated April 17, 1995.(2)

10.8	Employment Agreement between Registrant and Dr. David W. Osborne dated November 24, 1998.(2)

10.9	Employment Agreement between Registrant and Dr. Richard L. Jackson dated November 1, 1998.(2)

10.10	Personal Services Agreement between Registrant and David R. Bethune dated August 10, 1999.(13)

10.11	Stock Purchase Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(14)

10.12	Collaborative Research Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(14)**

10.13	License and Royalty Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(14)**

10.14	Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Registrant and Geneva Pharmaceuticals, Inc.(15)**

10.15	Securities Purchase Agreement, dated as of July 18, 2000, between Registrant and EIS.(5)**

10.16	Newco Registration Rights Agreement, dated as of July 18, 2000, among Registrant, Atrix Newco Ltd., or Newco, and EIS.(5)

10.17	Subscription, Joint Development and Operating Agreement, dated as of July 18, 2000, among EIS, Registrant, Newco and Elan Pharma International Limited, or EPIL.(5)**

10.18	Company License Agreement, dated as of July 18, 2000, among Registrant, Newco and Elan Corporation plc, or Elan.(5)**

10.19	EPIL License Agreement, dated as of July 18, 2000 among Elan, EPIL, Newco and Registrant.(5)**

10.20	Collaboration, License and Supply Agreement, dated as of December 8, 2000, by and between Registrant and Sanofi-Synthelabo Inc.(16)**

10.21	Stock Purchase Agreement, dated as of December 29, 2000, by and between Registrant and Sanofi-Synthelabo.(16)

10.22	2000 Stock Incentive Plan.(17)

10.23	License Agreement by and between Registrant and CollaGenex Pharmaceuticals, Inc. dated as of August 24, 2001. (12)**

10.24	Stock Purchase Agreement by and between Registrant and CollaGenex Pharmaceuticals, Inc. dated as of August 24, 2001.(12)**

10.25	Collaboration, License and Supply Agreement by and between Registrant and Fujisawa Healthcare, Inc., dated October 15, 2001.(12)**

10.26	Collaboration, License and Supply Agreement, dated as of April 4, 2001, by and between Registrant and MediGene.(18)**

Exhibit
Number	Description

10.27	Stock Purchase Agreement, dated as of April 4, 2001, by and between Registrant and MediGene.(18)**

10.28	2001 Executive Long Term Incentive Compensation Program.*

21	Subsidiaries of the Registrant. (17)

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Previously filed with, and incorporated by reference to, the Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 (File No. 000-18321).

**	We have omitted certain portions of this Exhibit and have requested confidential treatment with respect to such portions.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 24, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 5, 2001 (File No. 333-55634).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on October 1, 1998 (File No. 000-18231).

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 18, 2000, as filed with the Securities and Exchange Commission on August 4, 2000 (File No. 000-18321).

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as filed with the Securities and Exchange Commission (File No. 000-18321).

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission on December 9, 1997 (File No. 000-18321).

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 16, 2001, as filed with the Securities and Exchange Commission on November 27, 2001 (File No. 000-18231).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 6, 2002 (File No. 333-82250).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 16, 1996, as amended on May 20, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission (File No. 000-18321).

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-18231).

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (File No. 000-18321).

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated August 8, 2000, as filed with the Securities and Exchange Commission on September 7, 2000 (File No. 000-18321).

(15)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission (File No. 000-18321).

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 29, 2000, as filed with the Securities and Exchange Commission on February 23, 2001 (File No. 000-18231).

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (File No. 000-18231).

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated April 4, 2001, filed with the Securities and Exchange Commission on June 20, 2001 (File No. 000-18231).