Form 10-Q/A
period 2002-03-31
ATRIX LABORATORIES INC
filed 2002-11-07
CIK 809875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the registrant’s common stock as of April 26, 2002 was 20,214,945.

EXPLANATORY NOTE

     This Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. This Form 10-Q/A reflects the restatement of the Registrant’s consolidated financial statements discussed in Note 6 to the consolidated financial statements included in Item 1 of Part I.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	March 31, 2002	December 31, 2001

	(As Restated, see
	Note 6)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,406	$50,058
Marketable securities available-for-sale, at fair value	99,478	87,910
Accounts receivable, net of allowance for doubtful accounts of $4 and $5	4,155	3,522
Interest receivable	1,095	995
Inventories	4,091	3,314
Prepaid expenses and deposits	1,130	606

Total current assets	142,355	146,405

PROPERTY, PLANT AND EQUIPMENT, NET	8,250	7,557

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,625 and $3,421	3,324	3,446
Deferred finance costs, net of accumulated amortization of $71 and $121	43	85

Other assets	3,367	3,531

TOTAL ASSETS	$153,972	$157,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$4,241	$3,108
Accrued expenses and other	610	611
Deferred revenue	7,036	7,467
Convertible subordinated notes payable	2,875	—

Total current liabilities	14,762	11,186

DEFERRED REVENUE	27,151	28,373
CONVERTIBLE SUBORDINATED NOTES PAYABLE	—	5,206

COMMITMENTS AND CONTINGENCIES:

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, $.001 par value, 20,000 shares authorized; 12,871 and 12,871 shares issued and outstanding. Liquidation preference $13,741 and $13,281	13,796	13,568

SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized Series A preferred stock, $.001 par value, 200,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized; 20,148,337 and 19,859,807 shares issued and 20,037,337 and 19,782,307 shares outstanding	20	20
Additional paid-in capital	237,788	232,903
Treasury stock, 111,000 and 77,500 shares, at cost	(2,230)	(1,558)
Accumulated other comprehensive loss	(339)	(4)
Accumulated deficit	(136,976)	(132,201)

Total shareholders’ equity	98,263	99,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,972	$157,493

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001

REVENUES:
Net sales and royalties	$1,159	$1,234
Contract research and development revenue	2,495	1,304
Licensing, marketing rights and milestone revenue	1,363	717

Total revenues	5,017	3,255

OPERATING EXPENSES:
Cost of sales	530	436
Research and development	6,561	6,224
Research and development — licensing fees	—	540
Administrative and marketing	1,823	1,153
Administrative — stock option compensation	1,257	116

Total operating expenses	10,171	8,469

LOSS FROM OPERATIONS	(5,154)	(5,214)

OTHER INCOME (EXPENSES):
Equity in loss of joint venture	(410)	(501)
Investment income	1,345	749
Interest expense	(191)	(315)
Debt conversion expense	(125)	(2,039)
Other	2	—

Net other income (expenses)	621	(2,106)

LOSS BEFORE EXTRAORDINARY ITEM	(4,533)	(7,320)
Extraordinary loss on extinguished debt	(14)	(282)

NET LOSS	(4,547)	(7,602)
Accretion of dividends on preferred stock	(228)	(213)

NET LOSS APPLICABLE TO COMMON STOCK	$(4,775)	$(7,815)

Basic and diluted loss per common share:
Loss before extraordinary item	$(.23)	$(.52)
Extraordinary loss on extinguished debt	—	(.02)

Net loss	(.23)	(.54)
Accretion of dividends on preferred stock	(.01)	(.01)

Net loss applicable to common stock	$(.24)	$(.55)

Basic and diluted weighted average common shares outstanding	19,928,654	14,178,105

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,547)	$(7,602)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	731	576
Amortization of deferred revenue	(1,798)	(822)
Equity in loss of joint venture	410	501
Loss on sale of marketable securities	71	—
Stock plan compensation	1,257	116
Debt conversion expense	125	2,039
Interest expense converted to equity	24	—
Extraordinary loss on extinguished debt	14	282
Net changes in operating assets and liabilities:
Accounts receivable	(662)	(152)
Note receivable — licensing fee	—	8,000
Interest receivable	(100)	316
Inventories	(787)	(478)
Prepaid expenses and deposits	(524)	(20)
Accounts payable	820	175
Accrued expenses and other	—	150
Deferred revenue	145	1,906

Net cash provided by (used in) operating activities	(4,821)	4,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,092)	(685)
Investment in intangible assets	(81)	(100)
Proceeds from maturity and sale of marketable securities	3,443	12,742
Investment in marketable securities	(15,531)	(7,160)
Investment in joint venture	7	—

Net cash provided by (used in) investing activities	(13,254)	4,797

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of issuance costs	1,173	480
Payments to acquire treasury stock	(671)	—
Note receivable — stock subscription	—	15,000

Net cash provided by financing activities	502	15,480

NET EFFECT OF EXCHANGE RATE ON CASH	(79)	(147)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,652)	25,117

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,058	4,484

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,406	$29,601

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

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Three Months Ended March 31, 2002 and 2001

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and subsidiaries (collectively referred to as “Atrix” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2001, filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K/A.

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

NOTE 3. INVENTORIES

     Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The inventory components at March 31, 2002 and December 31, 2001, are as follows (in thousands):

	March 31, 2002	December 31, 2001

Raw materials	$3,098	$2,399
Work in process	563	201
Finished goods	430	714

	$4,091	$3,314

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

NOTE 6. RESTATEMENT

     The Company’s Series A Convertible Exchangeable Preferred Stock (the “Series A Stock”), which was issued in connection with the formation of our joint venture with Elan International, has an exchange feature that allows the holder to convert it into an additional holding in Transmucosal Technologies, which is a redemption feature that is outside the Company’s control. Subsequent to the issuance of the March 31, 2002 financial statements, it was determined that Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” applies to this preferred stock issuance. As a result, the Company’s consolidated balance sheet as of March 31, 2002 has been restated to present the Series A Stock outside of permanent shareholders’ equity until such time as the exchange feature is exercised or expires. A summary of the significant effects of the restatement is as follows:

	As of March 31, 2002
	(in thousands)

	As previously	As
	reported	restated

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	$—	$13,796
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock	$—	$—
Common stock	20	20
Additional paid in capital	251,584	237,788
Treasury stock	(2,230)	(2,230)
Accumulated other comprehensive loss	(339)	(339)
Accumulated deficit	(136,976)	(136,976)

Total shareholders’ equity (deficit)	$112,059	$98,263

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (1) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (2) the results of current and future clinical trials; (3) the time and expenses associated with the regulatory approval process for products; (4) the safety and effectiveness of our products and technologies; (5) the timing of new product launches; and (6) expected future additional equity losses for Transmucosal Technologies. The success of our business operations is dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under “Item 1.#Business#Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

Restatement

     Our Series A Convertible Exchangeable Preferred Stock, or the Series A Stock, which was issued in connection with the formation of our joint venture with Elan International, has an exchange feature that allows the holder to convert it into an additional holding in Transmucosal Technologies, which is a redemption feature that is outside our control. Subsequent to the issuance of the March 31, 2002 financial statements, it was determined that Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” applies to this preferred stock issuance. As a result, our consolidated balance sheet as of March 31, 2002 has been restated to present our Series A Stock outside of permanent shareholders’ equity until such time as the exchange feature is exercised or expires. A summary of the significant effects of the restatement is as follows:

	As of March 31, 2002
	(in thousands)

	As previously	As
	reported	restated

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	$—	$13,796
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock	$—	$—
Common stock	20	20
Additional paid in capital	251,584	237,788
Treasury stock	(2,230)	(2,230)
Accumulated other comprehensive loss	(339)	(339)
Accumulated deficit	(136,976)	(136,976)

Total shareholders’ equity (deficit)	$112,059	$98,263

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

     In January 2002, we received approval from the United States Food and Drug Administration, or FDA, for our Eligard™ 7.5-mg one-month product, a once-a-month subcutaneous injection for the treatment of advanced prostate cancer. We anticipate the marketing launch to commence in the third quarter of 2002.

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

     Contract research and development revenue represents revenue we earned from unaffiliated third parties and from our joint venture with Elan for performing contract research and development activities using our various patented drug delivery technologies. Contract research and development revenue was $2.5 million for the three months ended March 31, 2002 compared to $1.3 million for the three months ended March 31, 2001, representing a 92% increase. This increase is primarily related to the recognition of $0.8 million in revenue from Fujisawa for the three months ended March 31, 2002. Additionally, research activities funded by other parties increased by $0.4 million. We expect contract research and development revenue to increase in 2002 as a result of Fujisawa’s partial funding of Atrisone costs over the full year in 2002 compared to six months in 2001 and also as a result of Sanofi-Synthelabo’s funding of an Eligard unique dosage formulation product beginning in January 2002.

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

     Research and development — licensing fees for the three months ended March 31, 2001 was $0.5 million, which represents licensing fees paid to Tulane University for GHRP-1. These fees were expensed as incurred, as the technology licensed was for research and development purposes with no future alternative uses. We did not incur any licensing fees during the three months ended March 31, 2002. We may, in the future, incur additional costs for the acquisition of licenses; however, we cannot predict if or when that may happen or what the cost may be.

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

     Administrative — stock option compensation for the three months ended March 31, 2002 was $1.3 million, which was recognized in connection with the retirement of an executive officer. Stock compensation expense for the three months ended March 31, 2001 was $0.1 million for the issuance of non-qualified stock options. We may, in the future, incur additional costs for stock compensation activities; however, we cannot predict if or when that may happen or what the cost may be.

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

     In July 2000, we formed Transmucosal Technologies, a joint venture, with Elan to develop and commercialize oncology and pain management products. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8.0 million under a convertible promissory note agreement in support of our 80.1% share of the joint venture’s research and development costs. The note has a six-year term, will accrue interest at 7% per annum, compounded semi-annually and added to principal, and is convertible at Elan’s option into our common stock at a $14.60 conversion price. As of March 31, 2002, we had not drawn any amounts under the note. We are required to fund our 80.1% share of the joint venture’s obligations, and this cash funding totaled approximately $7,000 for the quarter ended March 31, 2002 and no cash funding for the quarter ended March 31, 2001. Our future funding obligations are expected to be consistent with the funding in 2001.

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

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the quarter ended March 31, 2002 are the same as those described in our Annual Report on Form 10-K/A.

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

     For a discussion of these and other factors affecting our business and prospects, see “Item 1.—Business—Factors Affecting our Business and Prospects” in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

     (b)  Reports on Form 8-K: We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

•	Current Report on Form 8-K dated January 24, 2002, filed with the Securities and Exchange Commission on February 5, 2002, under Item 5. Other Events, and Item 7. Exhibits.

•	Current Report on Form 8-K dated March 6, 2002, filed with the Securities and Exchange Commission on March 6, 2002, under Item 5. Other Events, and Item 7. Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRIX LABORATORIES, INC
(Registrant)

November 7, 2002	By:	/s/ Brian G. Richmond

Brian G. Richmond Chief Financial Officer, Secretary and Treasurer (Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, David R. Bethune, Chairman and Chief Executive Officer of Atrix Laboratories, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Atrix Laboratories, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 7, 2002

/s/ David R. Bethune

David R. Bethune Chairman and Chief Executive Officer

I, Brian G. Richmond, Chief Financial Officer of Atrix Laboratories, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Atrix Laboratories, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 7, 2002

/s/ Brian G. Richmond

Brian G. Richmond Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer