Form 10-Q/A
period 2002-06-30
ATRIX LABORATORIES INC
filed 2002-11-07
CIK 809875

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

EXPLANATORY NOTE

     This Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. This Form 10-Q/A reflects the restatement of the Registrant’s consolidated financial statements discussed in Note 6 to the consolidated financial statements included in Item 1 of Part I.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	June 30, 2002	December 31, 2001

	(As Restated, see Note 6)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,739	$50,058
Marketable securities available-for-sale, at fair value	99,241	87,910
Accounts receivable, net of allowance for doubtful accounts of $2 and $5	3,613	3,522
Interest receivable	887	995
Inventories	4,844	3,314
Prepaid expenses and deposits	1,967	606

Total current assets	146,291	146,405

PROPERTY, PLANT AND EQUIPMENT, NET	8,562	7,557

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,838 and $3,421	3,447	3,446
Deferred finance costs, net of accumulated amortization of $0 and $121	—	85

Other assets	3,447	3,531

TOTAL ASSETS	$158,300	$157,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$2,886	$3,108
Accrued expenses and other	1,499	611
Deferred revenue	7,356	7,467

Total current liabilities	11,741	11,186

DEFERRED REVENUE	34,304	28,373
CONVERTIBLE SUBORDINATED NOTES PAYABLE	—	5,206

COMMITMENTS AND CONTINGENCIES:

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, $.001 par value, 20,000 shares authorized; 12,871 and 12,871 shares issued and outstanding. Liquidation preference $13,741 and $13,281	14,029	13,568

SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized Series A preferred stock, $.001 par value, 200,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized; 20,447,674 and 19,859,807 shares issued and 20,336,674 and 19,782,307 shares outstanding	20	20
Additional paid-in capital	242,021	232,903
Treasury stock, 111,000 and 77,500 shares, at cost	(2,229)	(1,558)
Accumulated other comprehensive loss	(20)	(4)
Accumulated deficit	(141,566)	(132,201)

Total shareholders’ equity	98,226	99,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,300	$157,493

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

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Six Months Ended June 30,

	2002	2001

REVENUES:
Net sales and royalties	$2,632	$2,576
Contract research and development revenue	6,008	3,433
Licensing, marketing rights and milestone revenue	2,859	1,509

Total revenues	11,499	7,518

OPERATING EXPENSES:
Cost of sales	1,303	1,043
Research and development	14,074	12,564
Research and development – licensing fees	—	540
Administrative and marketing	4,230	2,702
Administrative – stock option compensation	1,256	—

Total operating expenses	20,863	16,849

LOSS FROM OPERATIONS	(9,364)	(9,331)

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(745)	(1,517)
Investment income and expense, net	2,380	965
Loss on sale and write-down of marketable securities	(1,076)	—
Debt conversion expense	(125)	(2,048)
Other	(5)	(23)

Net other income (expense)	429	(2,623)

LOSS BEFORE EXTRAORDINARY ITEM	(8,935)	(11,954)
Extraordinary gain (loss) on extinguished debt	30	(288)

NET LOSS	(8,905)	(12,242)
Accretion of dividends on preferred stock	(461)	(430)

NET LOSS APPLICABLE TO COMMON STOCK	$(9,366)	$(12,672)

Basic and diluted loss per common share:
Loss before extraordinary item	$(.45)	$(.82)
Extraordinary loss on extinguished debt	—	(.02)

Net loss	(.45)	(.84)
Accretion of dividends on preferred stock	(.02)	(.03)

Net loss applicable to common stock	$(.47)	$(.87)

Basic and diluted weighted average common shares outstanding	20,079,496	14,655,378

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,905)	$(12,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,557	1,189
Amortization of deferred revenue	(4,274)	(1,974)
Equity in loss of joint venture	745	1,517
Loss on sale and write-down of marketable securities	1,076	—
Stock plan compensation	1,256	117
Debt conversion expense	125	2,048
Interest expense converted to equity	110	—
Extraordinary (gain) loss on extinguished debt	(30)	288
Other non-cash items	8	(16)
Net changes in operating assets and liabilities:
Accounts receivable	6	(359)
Note receivable – licensing fee	—	8,000
Interest receivable	108	55
Inventories	(1,460)	(871)
Prepaid expenses and deposits	(1,361)	(332)
Accounts payable	(249)	194
Accrued expenses and other	882	106
Deferred revenue	10,095	7,334

Net cash provided by (used in) operating activities	(311)	5,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,812)	(1,323)
Investment in intangible assets	(419)	(206)
Proceeds from maturity and sale of marketable securities	15,067	18,741
Investment in marketable securities	(27,873)	(27,067)
Investment in joint venture	(1,178)	(726)

Net cash used in investing activities	(16,215)	(10,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of issuance costs	2,532	5,336
Payments to acquire treasury stock	(671)	—
Note receivable – stock subscription	—	15,000

Net cash provided by financing activities	1,861	20,336

NET EFFECT OF EXCHANGE RATE ON CASH	346	(220)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,319)	14,589

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,058	4,484

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,739	$19,073

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

NOTE 6. RESTATEMENT

     The Company’s Series A Convertible Exchangeable Preferred Stock (the “Series A Stock”), which was issued in connection with the formation of our joint venture with Elan International, has an exchange feature that allows the holder to convert it into an additional holding in Transmucosal Technologies, which is a redemption feature that is outside the Company’s control. Subsequent to the issuance of the June 30, 2002 financial statements, it was determined that Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” applies to this preferred stock issuance. As a result, the Company’s consolidated balance sheet as of June 30, 2002 has been restated to present the Series A Stock outside of permanent shareholders’ equity until such time as the exchange feature is exercised or expires. A summary of the significant effects of the restatement is as follows:

	As of June 30, 2002
	(in thousands)

	As previously	As
	reported	restated

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	$—	$14,029
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock	$—	$—
Common stock	20	20
Additional paid in capital	256,050	242,021
Treasury stock	(2,229)	(2,229)
Accumulated other comprehensive loss	(20)	(20)
Accumulated deficit	(141,566)	(141,566)

Total shareholders’ equity (deficit)	$112,255	$98,226

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (1) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (2) the results of current and future clinical trials; (3) the time and expenses associated with the regulatory approval process for products; (4) the safety and effectiveness of our products and technologies; (5) the Company’s expectation that its marketing partners will be able to successfully market its products; (6) its expectation of receiving royalties on sales of its products and its plans to manufacture certain of its products at its facility in Fort Collins, Colorado; (7) the timing of new product launches; and (8) expected future additional equity losses for Transmucosal Technologies. The success of our business operations is dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under “Item 1.-Business-Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

Restatement

     Our Series A Convertible Exchangeable Preferred Stock, or the Series A Stock, which was issued in connection with the formation of our joint venture with Elan International, has an exchange feature that allows the holder to convert it into an additional holding in Transmucosal Technologies, which is a redemption feature that is outside our control. Subsequent to the issuance of the June 30, 2002 financial statements, it was determined that Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” applies to this preferred stock issuance. As a result, our consolidated balance sheet as of June 30, 2002 has been restated to present our Series A Stock outside of permanent shareholders’ equity until such time as the exchange feature is exercised or expires. A summary of the significant effects of the restatement is as follows:

	As of June 30, 2002
	(in thousands)

	As previously	As
	reported	restated

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	$—	$14,029
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock	$—	$—
Common stock	20	20
Additional paid in capital	256,050	242,021
Treasury stock	(2,229)	(2,229)
Accumulated other comprehensive loss	(20)	(20)
Accumulated deficit	(141,566)	(141,566)

Total shareholders’ equity (deficit)	$112,255	$98,226

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

     Research and development – licensing fees for the six months ended June 30, 2001 was $0.5 million, which represents licensing fees paid to Tulane University for GHRP-1. These fees were expensed as incurred, as the technology licensed was for research and development purposes with no future alternative uses. We did not incur any licensing fees during the six months ended June 30, 2002. We may, in the future, incur additional costs for the acquisition of licenses, however, we cannot predict if or when that may happen or what the cost may be.

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

     Administrative – stock option compensation for the six months ended June 30, 2002 was $1.3 million, which was recognized in connection with the retirement of an executive officer. We may, in the future, incur additional costs for stock compensation and performance-based compensation activities; however, we cannot predict if or when that may happen or what the cost may be.

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

     During the six months ended June 30, 2002, net cash used in operating activities was $0.3 million. This was primarily the result of the net loss for the period of $8.9 million, adjusted for certain non-cash expenses, and changes in operating assets and liabilities as set forth in the consolidated statements of cash flows. We recognized a non-cash charge of $1.3 million for the vesting of incentive stock options in conjunction with the retirement of an executive officer in the first quarter of 2002. We recorded a loss on sale and write-down of marketable securities of $1.1 million primarily as a result of the sale of half of our $1.5 million principal amount of WorldCom Senior Notes and the subsequent write-down of $0.7 million on the remaining half of the WorldCom Senior Notes upon WorldCom’s bankruptcy filing in July 2002. The value of our WorldCom Senior Notes as of June 30, 2002 is approximately $0.1 million, which represents the approximate market value of the notes after the bankruptcy filing by WorldCom. Additionally, we recognized non-cash charges of $1.6 million of depreciation and amortization expense and $0.7 million for our equity in the loss of Transmucosal Technologies. We recognized a cash inflow from the advanced receipt of milestone payments, licensing fees and certain contract research and development payments of $10.1 million, partially offset by amortization of deferred revenue of $4.3 million. Other significant uses of cash included: (i) $1.5 million of increased inventories primarily related to the build up of inventory for the launch of the Eligard one-month product and the expected third quarter launch of the Eligard three-month product, and (ii) $1.4 million of increased prepaid expenses and deposits primarily related to prepayments on certain research and development projects, insurance and deposits on equipment.

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

     The following table summarizes research and development activities funded by our collaborators, as well as research and development activities funded by us, for the years ended December 31, 2001, 2000 and 1999 and the six months ended June 30, 2002, including research and development costs inception-to-date and estimated completion dates and costs (in thousands):

								Anticipated
				Expenses		Funded	Anticipated	Costs to
	Expenses	Expenses	Expenses	2002	Expenses	Expenses	Completion	Completion
Technology	1999	2000	2001	(as of June 30)	Inception-to-Date	Inception-to-Date	(to market)	(to market)

Atrigel	$10,624	$10,845	$13,727	$5,869	$100,880	$6,455	2002 — 2007	$50,000
SMP	2,328	3,090	4,604	2,649	12,670	2,710	2005	20,000
BEMA	553	259	2,397	1,416	4,625	5,232	2006 — 2007	5,000
Other	2,050	2,541	4,907	4,140	26,623	8,200	2003 — 2007	50,000

Total	$15,555	$16,735	$25,635	$14,074	$144,798	$22,597	2002 — 2008	$125,000

Funded	$2,429	$1,921	$10,626	$6,865
Not Funded	13,126	14,814	15,009	7,209

Total	$15,555	$16,735	$25,635	$14,074

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

2.     Ratification of Appointment of Independent Auditors:

For	Against	Abstain

14,284,072	508,233	29,186

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit No.	Description

10.1*	Executive Deferred Compensation Plan

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Previously filed with, and incorporated by reference to, the Registrant’s original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 000-18321).

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

Date: November 7, 2002
/s/ Brian G. Richmond

Brian G. Richmond Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Executive Deferred Compensation Plan

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Previously filed with, and incorporated by reference to, the Registrant’s original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 000-18321).