Form 10-Q
period 2003-03-31
ATRIX LABORATORIES INC
filed 2003-04-30
CIK 809875

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____ ---------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

         The number of shares outstanding of the registrant's common stock as of April 29, 2003 was 20,540,947.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                               ASSETS
                                                                                        MARCH 31, 2003  DECEMBER 31, 2002
                                                                                        --------------  -----------------
CURRENT ASSETS:
 Cash and cash equivalents .......................................................        $  16,181         $  30,698
 Marketable securities available-for-sale, at fair value .........................           79,601            81,767
 Accounts receivable, net of allowance for doubtful accounts of $647 and $623  ...            6,700             6,140
 Note receivable - milestone payment .............................................            6,000                --
 Interest receivable .............................................................              512               679
 Inventories, net of reserve of $150 and $0 ......................................           10,097             8,694
 Prepaid expenses and deposits ...................................................            2,269             2,253
                                                                                          ---------         ---------
      Total current assets .......................................................          121,360           130,231
                                                                                          ---------         ---------

PROPERTY, PLANT AND EQUIPMENT, NET ...............................................           19,511            15,431
                                                                                          ---------         ---------

OTHER ASSETS:
 Goodwill ........................................................................              399               399
 Intangible and other assets, net of accumulated amortization of $3,322 and $3,116            3,796             3,964
                                                                                          ---------         ---------
      Other assets ...............................................................            4,195             4,363
                                                                                          ---------         ---------
        TOTAL ASSETS .............................................................        $ 145,066         $ 150,025
                                                                                          =========         =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade ........................................................        $   2,863         $   7,261
 Accrued expenses and other ......................................................              922             1,042
 Deferred revenue ................................................................            9,039             7,889
                                                                                          ---------         ---------
      Total current liabilities ..................................................           12,824            16,192
                                                                                          ---------         ---------

DEFERRED REVENUE .................................................................           40,820            37,064


COMMITMENTS AND CONTINGENCIES

CONVERTIBLE EXCHANGEABLE PREFERRED STOCK:
 Series A convertible exchangeable preferred stock, $.001 par value, 20,000 shares authorized; 14,274 and 13,787 shares issued and outstanding. Liquidation
   preference $14,471 and $14,227 ................................................           14,759            14,514

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000 shares authorized Series A preferred stock, $.001 par value, 200,000 shares authorized,
       none issued or outstanding ................................................               --                --
  Common stock, $.001 par value; 45,000,000 shares authorized; 20,539,676 and
     20,516,069 shares issued and 19,709,376 and 19,858,369 shares outstanding ...               21                21
  Additional paid-in capital .....................................................          242,889           242,699
  Treasury stock, 830,300 and 657,700 shares, at cost ............................          (13,010)          (10,740)
  Accumulated other comprehensive income .........................................            1,073             1,590
  Accumulated deficit ............................................................         (154,310)         (151,315)
                                                                                          ---------         ---------
       Total shareholders' equity ................................................           76,663            82,255
                                                                                          ---------         ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................        $ 145,066         $ 150,025
                                                                                          =========         =========



               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                  --------------------------------------
                                                                                       2003                    2002
                                                                                  --------------         ---------------
REVENUE:
 Net sales and royalties................................................          $        3,219         $         1,159
 Contract research and development revenue..............................                   4,310                   2,495
 Licensing, marketing rights and milestone revenue......................                   1,931                   1,363
                                                                                  --------------         ---------------
           Total revenue................................................                   9,460                   5,017
                                                                                  --------------         ---------------

OPERATING EXPENSE:
 Cost of sales..........................................................                   1,428                     530
 Research and development...............................................                   8,692                   6,561
 Administrative and marketing...........................................                   2,855                   1,823
 Administrative - stock and stock option compensation...................                      22                   1,257
 Loss on extinguished debt..............................................                     ---                      14
                                                                                  --------------         ---------------
           Total operating expense......................................                  12,997                  10,185
                                                                                  --------------         ---------------
LOSS FROM OPERATIONS....................................................                  (3,537)                 (5,168)
                                                                                  --------------         ---------------

OTHER INCOME (EXPENSE):
 Equity in loss of joint venture........................................                     (74)                   (410)
 Investment income......................................................                     739                   1,354
 Gain (loss) on sale of marketable securities...........................                     120                     (71)
 Interest expense.......................................................                     ---                    (129)
 Debt conversion expense................................................                     ---                    (125)
 Other..................................................................                       1                       2
                                                                                  --------------         ---------------
           Net other income.............................................                     786                     621
                                                                                  --------------         ---------------

NET LOSS   .............................................................                  (2,751)                 (4,547)
Accretion of dividends on preferred stock...............................                    (244)                   (228)
                                                                                  --------------         ---------------
NET LOSS APPLICABLE TO COMMON STOCK.....................................          $       (2,995)        $        (4,775)
                                                                                  ==============         ===============

Basic and diluted loss per common share:
       Net loss.........................................................          $         (.14)        $          (.23)
       Accretion of dividends on preferred stock........................                    (.01)                   (.01)
                                                                                  --------------         ---------------
       Net loss applicable to common stock..............................          $         (.15)        $          (.24)
                                                                                  ==============         ===============
       Basic and diluted weighted average common shares outstanding.....              19,741,591              19,928,654
                                                                                  ==============         ===============


               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                                2003             2002
                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................        $ (2,751)        $ (4,547)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization ................................             722              731
        Amortization of deferred revenue .............................          (2,144)          (1,798)
        Equity in loss of joint venture ..............................              74              410
        Loss (gain) on sale of marketable securities .................            (120)              71
        Stock and stock option compensation ..........................              22            1,257
        Debt conversion expense ......................................              --              125
        Interest expense converted to equity .........................              --               24
        Loss on extinguished debt ....................................              --               14
        Other non-cash items .........................................              10               --
     Net changes in operating assets and liabilities:
        Accounts receivable ..........................................            (488)            (662)
        Interest receivable ..........................................             167             (100)
        Inventories ..................................................          (1,373)            (787)
        Prepaid expenses and deposits ................................             (16)            (524)
        Accounts payable .............................................          (4,414)             834
        Accrued expenses and other ...................................            (123)              --
        Deferred revenue .............................................             950              145
                                                                              --------         --------
                   Net cash used in operating activities .............          (9,484)          (4,807)
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment .................          (4,522)          (1,092)
        Investment in intangible and other assets ....................             (38)             (81)
        Proceeds from maturity and sale of marketable securities .....           8,738            3,443
        Investment in marketable securities ..........................          (7,096)         (15,531)
        Investment in joint venture ..................................            (207)              (7)
                                                                              --------         --------
                   Net cash used in investing activities .............          (3,125)         (13,268)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of equity securities, net of issuance
           costs .....................................................             168            1,173
         Payments to acquire treasury stock ..........................          (2,270)            (671)
                                                                              --------         --------
                   Net cash provided by (used in) financing activities          (2,102)             502
                                                                              --------         --------

NET EFFECT OF EXCHANGE RATE ON CASH ..................................             194              (79)
                                                                              --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................         (14,517)         (17,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................          30,698           50,058
                                                                              --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................        $ 16,181         $ 32,406
                                                                              ========         ========


Non-cash investing and financing activities (in thousands):

2003
----
Issued restricted common stock valued at $22 as part of employment separation agreements. Issued preferred stock valued at $487 to Elan for accreted dividends.

2002
----
Issued common stock valued at $5,331 in exchange for $5,206 of the 7% Convertible Subordinated Notes. Vested incentive stock options valued at $1,257 for an executive officer in conjunction with his termination agreement.

               See notes to the consolidated financial statements.

                    ATRIX LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and subsidiaries (collectively referred to as "Atrix" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2002, filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

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

         Atrix is an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, the Company is currently developing a diverse portfolio of products, including proprietary oncology, dermatology and pain management products. The Company also forms strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing various drug delivery systems and/or to commercialize products. These strategic alliances include collaborations with Pfizer Inc., Sanofi-Synthelabo Inc., MediGene AG, Fujisawa Healthcare, Inc., Geneva Pharmaceuticals, Inc., Sosei Co. Ltd., and CollaGenex Pharmaceuticals, Inc.

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

         All contract research and development is performed on a best effort basis under signed contracts. Revenue under contracts with a fixed price is recognized over the term of the agreement on a straight-line basis, which is consistent with the pattern of work performed. Billings are made in accordance with schedules as specified in each agreement, which generally include an up-front payment as well as periodic payments. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue under other contracts is recognized based on terms as specified in the contracts, including billings for time incurred at rates as specified in the contracts and as reimbursable expenses are incurred. Such arrangements are regularly evaluated on an individual basis. Billings under the contracts are made monthly.

         Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method.

    RESEARCH AND DEVELOPMENT

         Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on the Company's behalf. Additionally, licensing fees paid by the Company to acquire technology are expensed as incurred if no alternative future use exists. A portion of overhead costs is allocated to research and development on a weighted-average percentage basis among all projects under development.

         The following table summarizes research and development activities funded, in whole or in part, by our collaborators, as well as research and development activities funded by the Company for the three months ended March 31 (amounts in thousands):

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                             2003          2002
                                                            ------        ------
              Research and Development -- Funded ...        $6,017        $2,800
              Research and Development -- Not Funded         2,675         3,761
                                                            ------        ------
                Research and Development ...........        $8,692        $6,561
                                                            ======        ======


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

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                    2003              2002
                                                                  ---------         ---------
              Net loss applicable to common stock:
                -- as reported ...........................        $  (2,995)        $  (4,775)
                -- pro forma .............................           (4,762)           (7,310)
              Basic and diluted net loss per common share:
                -- as reported ...........................        $   (0.15)        $   (0.24)
                -- pro forma .............................            (0.24)            (0.37)

The weighted-average Black-Scholes fair value per option granted during the period ending March 31, 2003 and 2002 was $6.50 and $12.18, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ending March 31, 2003 and 2002: no dividend yield, expected volatility of 59.3% for 2003 and 60.3% for

2002, risk free interest rates of 5.0% in 2003 and 2002, and expected life of five years.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued by the Financial Accounting Standards Board (FASB). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations in the first quarter of 2003.

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued by the FASB. SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 in the first quarter of 2003 and as a result, the comparative financial statements were restated to reclassify the extraordinary loss on extinguishment of debt to be included in loss from operations.

         In August 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is to be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations in the first quarter of 2003.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the Company's financial statements for the year ended December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial position or results of operation in the first quarter of 2003.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position or results of operation.

         In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. The Company has not yet determined the impact, if any, that EITF Issue No. 00-21 will have on its consolidated financial position and results of operations.

NOTE 3.  INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Inventories include the cost of materials, direct labor and overhead. The components of inventory are as follows as of March 31, 2003 and December 31, 2002 (amounts in thousands):

                                      March 31, 2003  December 31, 2002
                                      --------------  -----------------
                  Raw materials .        $  6,723         $  6,590
                  Work in process             586            1,035
                  Finished goods            2,938            1,069
                  Reserve .......            (150)              --
                                         --------         --------
                                         $ 10,097         $  8,694
                                         ========         ========


NOTE 4.  NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock" method unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. There was no diluted effect on earnings per share computations for the assumed conversion of the Series A Convertible Preferred Stock shares under the "if converted" method. Additionally, since the Company has not drawn any proceeds under the convertible promissory note agreement with Elan, as of March 31, 2003, there was no effect on earnings per share computations pertaining to this convertible promissory note for the periods presented. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive. For the three months ended March 31, 2003 and 2002, approximately 13,000 and 1.4 million equivalent dilutive securities (primarily convertible notes and common stock options), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (1) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products;
(2) the results of current and future clinical trials; (3) the time and expenses associated with the regulatory approval process for products; (4) the safety and effectiveness of our products and technologies; (5) the Company's expectation that its marketing partners will be able to successfully market its products;
(6) its expectation of receiving royalties on sales of its products and its plans to manufacture certain of its products at its facility in Fort Collins, Colorado; (7) the timing of new product launches; and (8) expected future additional equity losses for Transmucosal Technologies, Ltd. The success of our business operations is dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under "Item 1.-Business-Factors Affecting Our Business and Prospects" in our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

         We are an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology, dermatology and pain management products. We also form strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing our various drug delivery systems and/or to commercialize our products. These strategic alliances include collaborations with Pfizer, Inc., Sanofi-Synthelabo, Inc., MediGene AG, Fujisawa Healthcare, Inc., Geneva Pharmaceuticals, Inc., Sosei Co. Ltd. and CollaGenex Pharmaceuticals, Inc.

         Our drug delivery systems deliver controlled amounts of drugs in time frames ranging from minutes to months to address a range of therapeutic and patient needs. Atrigel is our original proprietary sustained release biodegradable polymer drug delivery system. The Atrigel system may provide benefits over traditional methods of drug administration such as safety and effectiveness, ease of applications, site-specific or systemic delivery, customized release rates and biodegradability. With the acquisition of ViroTex Corporation in November 1998, we added four additional drug delivery systems:
BEMA(TM), SMP(TM), MCA(TM) and BCP(TM).

RECENT DEVELOPMENTS

         The following discussion highlights significant events for our company during the three months ended March 31, 2003:

          Eligard 30-mg four-month product

         We received approval from the FDA for our Eligard 30-mg four-month product in February 2003. In March 2003, Sanofi-Synthelabo launched the product into the U.S. market and we received a $6.0 million milestone payment in April 2003 for the first commercial sale of the Eligard 30-mg four-month product.

         Eligard International

         In January 2003, we entered into an exclusive licensing agreement with Sosei Co., Ltd. to develop and commercialize our Eligard products in Japan. We received an up-front license fee of $0.9 million and may receive payments for research and development support and payments for specific clinical, regulatory and sales milestones.

In addition to the milestone payments, we will receive royalty payments based on sales of the Eligard products upon approval for marketing by the Japanese Ministry of Health, Labor and Welfare, or MHLW. Sosei will be responsible for submission of the necessary documents to obtain marketing authorization from the MHLW. We will manufacture the Eligard products for Sosei at our Fort Collins' facility and will earn manufacturing margins.

         Other Products

         In January 2003, we announced the submission of three Abbreviated New Drug Applications, or ANDAs, to the FDA for approval of generic formulations of undisclosed dermatology products, bringing our total ANDA submissions to seven, which are all currently under FDA review.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 2002

         Total revenue for the three months ended March 31, 2003 was $9.5 million compared to $5.0 million for the three months ended March 31, 2002, representing a 90% increase.

         Net sales and royalties were $3.2 million for the three months ended March 31, 2003 compared to $1.2 million for the three months ended March 31, 2002, representing a 167% increase. This increase is primarily related to the recognition of $1.8 million in sales and royalties of our Eligard products and increase in sales of $0.5 million of Atridox sales in Europe. This increase was offset by $0.3 million decrease in sales from contract manufacturing, which was discontinued in September 2002. We expect net sales and royalty revenues to increase in 2003 as a result of a full year of product sales of our Eligard 7.5-mg one-month and Eligard 22.5-mg three-month products launched in May 2002 and September 2002, respectively. Additionally, the FDA approved our Eligard 30-mg four-month product in February 2003, which was launched in March 2003.

         Contract research and development revenue represents revenue we earned from unaffiliated third parties and from our joint venture with Elan for performing contract research and development activities using our various patented drug delivery technologies. Contract research and development revenue was $4.3 million for the three months ended March 31, 2003 compared to $2.5 million for the three months ended March 31, 2002, representing a 72% increase. This increase is primarily related to a $2.1 million increase in revenue from Fujisawa for partial funding of Atrisone research costs and a $0.5 million increase in revenue from Sanofi-Synthelabo for funding of an Eligard 45-mg six-month formulation. These increases were offset by a $0.4 million decrease in revenue from research activities funded by other parties and a $0.4 million decrease in revenue recognized in conjunction with our joint venture as a result of the completion of feasibility work performed by us. We cannot be certain whether contract research and development revenue from our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses being incurred may vary. Accordingly, the revenue recognition may vary depending on the terms of the corresponding agreements.

         Licensing, marketing rights and milestone revenue for the three months ended March 31, 2003 was $1.9 million compared to $1.4 million for the three months ended March 31, 2002, representing a 36% increase. This increase is primarily related to the recognition of $0.4 million in additional milestone revenue for our Eligard products under the Sanofi-Synthelabo agreement and the recognition of $0.1 million of additional revenue for our Eligard products under various international partner agreements. We expect licensing, marketing and milestone revenue to increase in 2003 as a result of a full year of revenue recognition from licensing and milestone payments received from our marketing partners in 2002 and recognition of licensing and milestone payments that we may receive from our current or future partners, including a $6.0 million milestone payment we received from Sanofi in April 2003 for the first commercial sale of our Eligard four-month product. All milestone and licensing payments received are deferred and recognized over the remaining term of the related agreement.

         Cost of sales for the three months ended March 31, 2003 was $1.4 million compared to $0.5 million for the three months ended March 31, 2002, representing a 180% increase. This increase relates to the costs associated with sales of our Eligard 7.5-mg one-month, Eligard 22.5-mg three-month and Eligard 30-mg four-month products and European sales of Atridox. We expect that cost of sales will increase in the future as sales of our products increase.

         Research and development expenses for the three months ended March 31, 2003 were $8.7 million compared to $6.6 million for the three months ended March 31, 2002, representing a 32% increase. An increase of $2.4 million was related to clinical costs associated with Phase III studies of our Atrisone acne product, an increase of $0.5 million was related to the development of our generic dermatology products and an increase of $0.5 million was related to research activities for our octreotide project. These increases were offset by a decrease in research and development of $1.3 million on other projects including joint venture activities, Eligard development, BEMA development and research for various partner-funded projects. We cannot be certain whether our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses being incurred may vary depending on the terms of the corresponding agreements. However, we expect that research and development expenses for internally funded activities will decrease in 2003 due to our current focus on completion of Atrisone clinical studies and development of generic dermatology products. Following completion of these programs, we expect internal product development expenses to increase again in the foreseeable future.

         Administrative and marketing expenses, excluding stock and stock option compensation, for the three months ended March 31, 2003 were $2.9 million compared to $1.8 million for the three months ended March 31, 2002, representing a 61% increase. The increase is primarily related to increased European sales and marketing efforts for Atridox of $0.7 million, costs associated with potential acquisitions of $0.3 million and increased general administrative support of $0.1 million. We expect that our administrative and marketing expenses will increase for the foreseeable future as we continue to grow.

         Administrative - stock and stock option compensation for the three months ended March 31, 2003 was $22,000 compared to $1.3 million for the three months ended March 31, 2002. A charge of $22,000 for the three months ended March 31, 2003 was recognized for the issuance of restricted shares of common stock to various employees in conjunction with employment separation agreements. A charge of $1.3 million for the three months ended March 31, 2002 was recognized in connection with the retirement of an executive officer. We may, in the future, incur additional costs for stock compensation and performance-based compensation activities, however, we cannot predict if or when that may happen or what the cost may be.

         We recognized a loss of $0.1 million for the three months ended March 31, 2003 for our 80.1% equity share in the loss of Transmucosal Technologies, our joint venture with Elan, compared to a loss of $0.4 million for the three months ended March 31, 2002, representing a 75% decrease. The decrease was primarily related to the completion of feasibility work performed through the joint venture. The two joint venture projects are currently under review for further development and as a result, the amount and timing of future recognition of equity in loss of our joint venture is uncertain at this time.

         Investment income for the three months ended March 31, 2003 was $0.7 million compared to $1.4 million for the three months ended March 31, 2002, representing a 50% decrease. The decrease was primarily the result of a decrease in our average cash, cash equivalents and available-for-sale marketable securities balances. The average balance for the three months ended March 31, 2003 was $102.6 million compared to an average balance of $134.8 million for the three months ended March 31, 2002. In addition, interest rates on investments in the first quarter of 2003 were lower compared to the first quarter of 2002. For the three months ended March 31, 2003, the average rate on our portfolio was 3.25% compared to 3.76% for the three months ended March 31, 2002. We expect investment income to decrease in 2003 as a result of expected lower average cash and cash equivalents and marketable securities balances compared to 2002 balances.

         Gain on sale of marketable securities for the three months ended March 31, 2003 was $0.1 million compared to a loss of $0.1 million for the three months ended March 31, 2002. The gain on sale of marketable securities in the first quarter of 2003 was due to the sale of one of our government bonds, compared to the loss on sale of marketable securities in the same period of 2002 as a result of the sale of one of our corporate notes. We cannot be certain whether we will incur gains or losses on the sale of marketable securities in the future.

         Interest expense for the three months ended March 31, 2003 was $0 compared to $0.1 million for the three months ended March 31, 2002. This decrease was due to the exchange of 151,300 shares of our common stock for $2.9 million in principal amount of our 7% Convertible Subordinated Notes since the period ended March 31, 2002. Interest expense is expected to decrease in 2003 due to the full conversion of our 7% Convertible Subordinated Notes as of May 2002.

         Due to the conversion of the balance of our outstanding 7% Convertible Subordinated Notes as of May 2002, there was no debt conversion expense recognized for the three months ended March 31, 2003, compared to 0.1 million for the quarter ended March 31, 2002. During the three months ended March 31, 2002, we exchanged 128,601 shares of our common stock for $2.3 million of our 7% Convertible Subordinated Notes. Of the 128,601 shares issued, 122,684 shares were valued at the conversion price of $19.00 per share and the remaining 5,917 shares were valued at $21.09 per share, the closing market price of our common stock on the date of exchange. As a result, we recognized aloss on extinguished debt of approximately $14,000 for the write-off of $38,000 of pro rata unamortized deferred finance charges net of $24,000 interest expense payable eliminated as a result of these exchanges. Additionally, for the remaining 5,917 shares exchanged, a debt conversion expense of approximately $0.1 million was recognized for the three months ended March 31, 2002.

         We issued shares of Series A Convertible Exchangeable Preferred Stock to Elan in July 2000 in connection with the formation of our joint venture with Elan. Related to this issuance, we recognized $0.2 million for accretion of dividends on the shares of preferred stock for the three months ended March 31, 2003 compared to $0.2 million for the three months ended March 31, 2002.

         For the reasons described above, we recorded a consolidated net loss applicable to common stock of $3.0 million, or $0.15 per share, for the three months ended March 31, 2003 compared to a consolidated net loss applicable to common stock of $4.8 million, or $0.24 per share, for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, we had cash and cash equivalents of $16.2 million, marketable securities (at fair value) of $79.6 million, net accounts receivable of $6.7 million, note receivable - milestone payment of $6.0 million, inventories of $10.1 million and other current assets of $2.8 million for total current assets of $121.4 million. We had accounts payable of $2.9 million, short-term deferred revenue of $9.0 million and other current liabilities of $0.9 million for total current liabilities of $12.8 million, which resulted in working capital of $108.6 million.

         During the three months ended March 31, 2003, net cash used in operating activities was $9.5 million. This was primarily the result of the net loss for the period of $2.8 million, adjusted for certain non-cash expenses, and changes in operating assets and liabilities as set forth in the consolidated statements of cash flows. We recognized a cash inflow from the receipt of deferred milestone payments, licensing fees and certain contract research and development payments of $1.0 million, offset by amortization of deferred revenue of $2.1 million. Other significant uses of cash included: $1.4 million due to increasing inventory levels primarily related to the production of our Eligard products and inventory buildup related to our generic dermatology product and $4.4 million decrease in accounts payable primarily related to payments for inventory raw materials and components and plant expansion costs.

         Net cash used in investing activities was $3.1 million during the three months ended March 31, 2003. This was primarily due to $7.1 million used to fund the purchases of various available-for-sale marketable securities offset by proceeds received from the maturity and sale of available-for-sale marketable securities of $8.7 million. During the first quarter of 2003, various marketable securities matured or were called and the proceeds were subsequently reinvested in high rated corporate notes, U.S. government securities, and diversified bond mutual funds to minimize our exposure to credit risk. In addition, cash used in investing activities included $4.5 million for capital expenditures primarily related to our plant expansion as discussed further under "Future Capital Requirements" below.

         Net cash used in financing activities was $2.1 million during the three months ended March 31, 2003. This was primarily the result of the repurchase of $2.3 million of our common stock in the open market. In September 2001, our Board of Directors approved a stock repurchase program to acquire up to $5.0 million of our common stock. In July 2002, our Board of Directors approved an amendment to the program to increase the total amount of common stock that can be purchased under the program from a maximum of $5.0 million to a maximum of $15.0 million. In November 2002, our Board of Directors amended our stock repurchase program to provide that we may acquire up to a maximum of $20.0 million of our common stock in the open market or in privately negotiated transactions under this program. The program terminates on the earlier of the date that we have repurchased $20.0 million of our common stock or December 31, 2003. Since the inception of the program, we repurchased a total of 830,300 shares of our common stock in the open market for $13.0 million, or an average price per share of $15.67. For the three months ended March 31, 2003, we repurchased 172,600 shares of our common stock in the open market for $2.3 million, or an average share price per share of $13.15 under the program. As of March 31, 2003, $7.0 million remains available to repurchase our common stock under the program.

          In July 2000, we formed Transmucosal Technologies, a joint venture, with Elan to develop and commercialize oncology and pain management products. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8.0 million under a convertible promissory note agreement in support of our 80.1% share of the joint venture's research and development costs. The note has a six-year term, will accrue interest at 7% per annum, compounded semi-annually and added to principal, and is convertible at Elan's option into our common stock at a $14.60 conversion price. As of March 31, 2003, we had not drawn any amounts under the note. We are required to fund our 80.1% share of the joint venture's obligations. This cash funding totaled $0.2 million for the three months ended March 31, 2003 and $7,000 for the three months ended March 31, 2002. The two joint venture projects are currently under review for further development and the outcome of the review may effect future funding obligations.

          We have a revolving line of credit with a bank that expires in May 2003. Under the terms of the line of credit, we may borrow up to $1.0 million. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring us to maintain certain levels of net worth and liquidity. Additionally, in June 2002, we established a second $1.0 million bank line of credit that expires in June 2003. Borrowings under the line bear interest at a rate of 5.25%. As of March 31, 2003, there was no obligation outstanding under either of these credit agreements.

         We have historically funded our operations through debt and equity offerings, payments received for licenses, milestones and research and development support under contractual arrangements and, to a lesser extent, product sales and royalties. We anticipate future funding of our operations to be achieved through continued licensing fees, milestone payments and net sales and royalties of our products. At March 31, 2003, we had $16.2 million of cash and cash equivalent investments and $79.6 million of available-for-sale marketable securities (at fair value) to fund future operations and capital requirements. Our available-for-sale marketable securities include primarily U.S. government bonds, diversified bond mutual funds and investment grade corporate notes. Our portfolio of corporate notes is diversified and, under our policy, we only invest in investment grade corporate notes. We believe the quality of the notes we hold and the diversity of our portfolio significantly mitigates our credit and market risks; however from time to time we have experienced investment losses as some of the issuers of our investment grade corporate notes have declared bankruptcy. We believe that we have adequate liquidity and capital resources to fund our operations and capital requirements for the foreseeable future. However, we may have to raise additional funds to complete the development of our technologies as discussed below.

         At December 31, 2002 we had available for Federal income tax purposes, net operating loss carry-forwards of $92.4 million and $3.8 million in research and development tax credits, which expire through 2022. Our ability to utilize our purchased net operating loss acquired with the acquisition of ViroTex, alternative minimum tax, and research and development credit carry-forwards is subject to an annual limitation in future periods. This is pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986, as amended.

FUTURE CAPITAL REQUIREMENTS

         Our long-term capital expenditure requirements will depend on numerous factors, including:

                 o  the progress of our research and development programs,
                 o the time required to file and process regulatory approval applications,
                 o  the development of our commercial manufacturing facilities,
                 o the potential for expenses related to the implementation of a specialty sales force,
                 o  our ability to obtain additional licensing arrangements, and
                 o  the demand for our products.

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

     Research and development

         The following table summarizes research and development activities funded by our collaborators, as well as research and development activities funded by us, for the years ended December 31, 2002, 2001 and 2000 and the three months ended March 31, 2003, including research and development costs inception-to-date and estimated completion dates and costs (in thousands):

                                                          EXPENSES                    FUNDED                         ANTICIPATED
                                                            2003       EXPENSES      EXPENSES        ANTICIPATED       COSTS TO
                EXPENSES      EXPENSES      EXPENSES       (AS OF      INCEPTION-    INCEPTION-       COMPLETION      COMPLETION
TECHNOLOGY        2000          2001          2002        MARCH 31)     TO-DATE       TO-DATE       (TO MARKET)      (TO MARKET)
----------      --------      --------      --------      --------     ----------    ----------     ------------     -----------
Atrigel ..      $ 10,845      $ 13,727      $ 13,011      $  2,913      $113,434      $ 10,095      2003 -- 2009      $ 70,000
SMP ......         3,090         4,604         6,547         3,773        20,340         8,213         2005             25,000
BEMA .....           259         2,397         2,582           184         5,976         1,036      2006 -- 2007        10,000
Other ....         2,541         4,907        10,599         1,822        35,390        11,093      2003 -- 2007        30,000
                --------      --------      --------      --------      --------      --------      ------------      --------
    Total       $ 16,735      $ 25,635      $ 32,739      $  8,692      $175,140      $ 30,437      2003 -- 2009      $135,000
                ========      ========      ========      ========      ========      ========      ============      ========
Funded ...      $  1,921      $ 10,626      $ 18,721      $  6,017
Not Funded        14,814        15,009        14,018         2,675
                --------      --------      --------      --------
    Total       $ 16,735      $ 25,635      $ 32,739      $  8,692
                ========      ========      ========      ========

         The predominate product lines included under the Atrigel technology are the Eligard and dental products which comprise 59% and 30%, respectively, of the expenses inception-to-date. Recently, the Eligard products comprised more of the research and development effort with 68%, 64%, 59% and 52% of the 2000, 2001, 2002 and year-to-date 2003 Atrigel expenses, respectively. As dental products have moved into market, expenses to support them have stabilized and comprised 25%, 10%, 7% and 6% of the 2000, 2001, 2002 and year-to-date 2003 Atrigel expenses, respectively. Of the expenses funded by third parties, 16% of funds received were to support the dental products, 44% of funds have come recently to support the Eligard products, and 40% of funds have come from direct support of research contracts with various companies.

         The Atrisone acne product represents 100% of expenses and funding under the SMP technology.

         Under the BEMA technology, 49% of expenses inception-to-date relate to the development of two products through our joint venture with Elan and 100% of funding for BEMA research and development has come from the joint venture.

         Other research and development expenses inception-to-date represent efforts to introduce additional products into our product pipeline. Expenses related to develop generic dermatology products are also included in this category and represent 33% of expenses incurred to date and 46% of funding.

     Plant expansion

         In April 2002, we announced our plans to expand our manufacturing and laboratory facilities to support current and future projects. The current 26,000 square foot facility is being expanded to 58,000 square feet. In the expanded facility we intend to produce the full line of our Eligard prostate cancer products, Atrisone topical dermatological product, generic dermatology products, dental products and clinical supplies for products currently in development. Approximately 40% of the building expansion will be devoted to production with the remainder allotted for warehousing, quality assurance and laboratory work. Construction began in the second quarter of 2002 and we anticipate completion of construction during the second quarter of 2003. Once construction is completed, an extensive FDA certification of the plant and equipment is required, which could take up to five months. Construction costs are estimated to be approximately $9.4 million with additional expenditures to be incurred as needed for equipment. The total estimated construction cost includes building design and construction of $5.9 million plus $3.5 million for the addition of an area for future lab expansion, an upgrade of the water system, the addition of an emergency generator, a building management system and facility validation. As of March 31, 2003, approximately $8.4 million has been spent on construction costs and $1.8 million has been spent on related equipment and equipment deposits.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued by the Financial Accounting Standards Board (FASB). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS No. 143 on January 1, 2003. The adoption of this statement did not have an impact on our consolidated financial position or results of operations in the first quarter of 2003.

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued by the FASB. SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted SFAS No. 145 in the first quarter of 2003 and as a result, the comparative financial statements were restated to reclassify the extraordinary loss on extinguishment of debt to be included in loss from operations.

         In August 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is to be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have an impact on our consolidated financial position or results of operations in the first quarter of 2003.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a roll-forward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for our financial statements for the year ended December 31, 2002. The adoption of FIN 45 did not have an impact on our consolidated financial position or results of operations for the first quarter of 2003.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial position or results of operations.

         In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. We have not yet determined the impact, if any, that EITF Issue No. 00-21 will have on our consolidated financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

         Our critical accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in preparing our interim consolidated financial statements for the three months ended March 31, 2003 are the same as those described in our Annual Report on Form 10-K.

         Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. Our critical accounting policies, which are included in Note 1 of the notes to the accompanying financial statements, include those related to (1) principles of consolidation, (2) revenue recognition and (3) research and development. With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information, which fairly depicts the results of operations for all periods presented.

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

         o Dependence on one contract manufacturer involved in the production of our Eligard products.

         o Product liability or other claims against us, which may result in substantial damages or reduce demand for our products.

         o The ability to attract and retain highly qualified management, administrative and scientific personnel.

         For a discussion of these and other factors affecting our business and prospects, see "Item 1.--Business--Factors Affecting our Business and Prospects" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         We regularly assess the above described market risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. Our investment policy restricts investments to U.S. government or government-backed securities or to high-rated commercial paper and other high-rated investments only. As a result, we do not anticipate any material credit losses in these investments, however, losses may still occur due to market, political and economic conditions.

         For disclosure purposes, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents and short-term and long-term debt instruments.

         To perform a sensitivity analysis, we assess the fair values loss risk from the impact of hypothetical interest rate changes on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2003. The fair values that result from these computations are compared with the fair values of these financial instruments at March 31, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at March 31, 2003 are as follows:

         Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our financial instruments by approximately $0.3 million per year. A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our financial instruments by approximately $0.3 million per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $29.2 million at March 31, 2003, at variable interest rates. If interest rates were to increase or decrease 10%, the impact of such instruments on cash flows or earnings would not be material.

         The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities we own.

         Exchange Rate Risk. We face foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of our foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the period ended March 31, 2003 was not material. Based on our overall foreign currency rate exposure at March 31, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.

ITEM 4. CONTROLS AND PROCEDURES.

         Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

               Exhibit No.              Description
               -----------              -----------
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


                                  ATRIX LABORATORIES, INC.
                                  (Registrant)

April 30, 2003                    By: /s/ David R. Bethune
                                     -------------------------------------------
                                     David R. Bethune
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


April 30, 2003                    By: /s/ Brian G. Richmond
                                     -------------------------------------------
                                     Brian G. Richmond
                                     Chief Financial Officer, Secretary and
                                     Treasurer (Principal Financial and Chief
                                     Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003
                                            /s/ David R. Bethune
                                            ------------------------------------
                                            David R. Bethune
                                            Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003
                                              /s/ Brian G. Richmond
                                              ----------------------------------
                                              Brian G. Richmond
                                              Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
   99.1           Certification of Chief Executive Officer

   99.2           Certification of Chief Financial Officer