Form 10-K/A
period 2002-12-31
ATRIX LABORATORIES INC
filed 2003-06-18
CIK 809875

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

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

     The number of shares outstanding of the Registrant’s common stock as of March 19, 2003 was 20,539,016.

DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III of this report is incorporated by reference to the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2003.

Explanatory Note
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-23.1 Consent of KPMG
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

Explanatory Note

     This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 25, 2003, and is being filed solely to include under Item 15 the financial statements required by Rule 3-09 of Regulation S-X of the Registrant’s joint venture, Transmucosal Technologies Ltd. Transmucosal Technologies is a Bermuda company owned by the Registrant and Elan International Services Ltd., a wholly owned subsidiary of Elan Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares, respectively. Except as otherwise stated herein, all other information contained in the original Report was current as of the date of filing of the Report on March 25, 2003, and has not been updated by this Amendment No. 1.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)     Our following documents are filed as part of this Report:

1. Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Operations - Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000

Notes to the Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

The following financial statements of Transmucosal Technologies Ltd., the Registrant’s joint venture with Elan International Services Ltd., a wholly owned subsidiary of Elan Corporation plc, are filed as part of this Report.

Balance Sheets as at December 31, 2002 and 2001 (unaudited)

Statements of Loss for the Periods Ended December 31, 2002 and 2001 (unaudited)

Statements of Changes in Shareholders’ Equity for the Periods Ended December 31, 2002 and 2001 (unaudited)

Statements of Cash Flows for the Periods Ended December 31, 2002 and 2001 (unaudited)

Notes to Financial Statements

Independent Auditors’ Report

Balance Sheet as at December 31, 2000

Statement of Loss for the Period from July 14, 2000 (Date of Incorporation) to December 31, 2000

Statement of Changes in Shareholders’ Equity for the Period from July 14, 2000 (Date of Incorporation) to December 31, 2000

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

ATRIX LABORATORIES, INC.
(Registrant)

Date: June 18, 2003	By:	/s/ Brian G. Richmond

Brian G. Richmond
Chief Financial Officer, Secretary
and Treasurer

CERTIFICATIONS

I, David R. Bethune, Chairman and Chief Executive Officer of Atrix Laboratories, Inc., certify that:

1.      I have reviewed this annual report on Form 10-K/A of Atrix Laboratories, Inc.;

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

Date:	June 18, 2003
/s/ David R. Bethune

David R. Bethune
Chairman and Chief Executive Officer

I, Brian G. Richmond, Chief Financial Officer of Atrix Laboratories, Inc., certify that:

1.      I have reviewed this annual report on Form 10-K/A of Atrix Laboratories, Inc.;

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

Date:	June 18, 2003

/s/ Brian G. Richmond

Brian G. Richmond Chief Financial Officer

TRANSMUCOSAL TECHNOLOGIES LTD.

Balance Sheets

December 31, 2002 and 2001
(Expressed in United States Dollars)

	2002	2001

	(unaudited)	(unaudited)
Assets
Cash and cash equivalents	$1,964	$2,144

Total assets	$1,964	$2,144

Liabilities
Accounts payable and accrued expenses	$258,599	$951,562

Total liabilities	258,599	951,562

Shareholders’ equity
Share capital (Note 5)	12,000	12,000
Share premium (Note 6)	14,988,000	14,988,000
Contributed surplus (Note 7)	5,311,667	3,436,107
Retained deficit	(20,568,302)	(19,385,525)

Total shareholders’ equity	(256,635)	(949,418)

Total liabilities and shareholders’ equity	$1,964	$2,144

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Loss

Periods Ended December 31, 2002 and 2001
(Expressed in United States Dollars)

	2002	2001

	(unaudited)	(unaudited)
Income
Net investment income	$—	$48

Total income	—	48

Expenses
Research and development (Note 3)	1,165,835	4,091,081
Audit fees	2,897	9,776
Government fees	9,345	9,345
License fee (Note 4)	—	—
General and administrative	4,700	5,440

Total operating expenses	1,182,777	4,115,642

Net loss	$(1,182,777)	$(4,115,594)

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Changes in Shareholders’ Equity

Periods Ended December 31, 2002 and 2001
(Expressed in United States Dollars)

	2002	2001

	(unaudited)	(unaudited)
Share Capital
Balance at beginning of period	$12,000	$12,000
Shares issued during the period (Note 5)	—	—

Balance at end of period	12,000	12,000

Share premium
Balance at beginning of period	14,988,000	14,988,000
Share premium during the period (Note 6)	—	—

Balance at end of period	14,988,000	14,988,000

Contributed surplus
Balance at beginning of period	3,436,107	—
Contributed surplus during year (Note 7)	1,875,560	3,436,107

Balance at end of period	5,311,667	3,436,107

Retained deficit
Balance at beginning of period	(19,385,525)	(15,269,931)
Net loss for the period	(1,182,777)	(4,115,594)

Balance at end of period	(20,568,302)	(19,385,525)

Total shareholders’ equity	$(256,635)	$(949,418)

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statements of Cash Flows

Periods Ended December 31, 2002 and 2001
(Expressed in United States Dollars)

	2002	2001

	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,182,777)	$(4,115,594)
Adjustments to reconcile net income to net cash provided by operating activities
Accounts payable and accrued expenses	(692,963)	681,631

Cash used by operating activities	(1,875,740)	(3,433,963)

Cash flows from financing activities
Contributed surplus	1,875,560	3,436,107

Cash provided by financing activities	1,875,560	3,436,107

Net increase (decrease) in cash and cash equivalents	(180)	2,144
Cash and cash equivalents at beginning of period	2,144	—

Cash and cash equivalents at end of period	$1,964	$2,144

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Notes to Financial Statements
December 31, 2002 and 2001

1.	General

Transmucosal Technologies Ltd. (the “Company”) was incorporated in Bermuda on July 14, 2000 as Atrix Newco, Ltd. The Company is owned by Atrix Laboratories, Inc. (“Atrix”) and Elan International Services Ltd. (“EIS”), a wholly-owned subsidiary of Elan Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares, respectively. On December 14, 2000, the Company changed its name to Transmucosal Technologies Ltd.

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

2.	Significant accounting policies

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
December 31, 2002 and 2001

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

3.	Related party transactions

The following table summarizes the Company’s related party transactions for the period ending December 31, 2002 and 2001:

	2002	2001

Research and development costs to shareholders	$1,165,835	$4,091,081

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4.	License fee

During fiscal 2000, the Company paid a license fee to Elan Corporation plc in the amount of $15,000,000 to acquire rights to certain Elan intellectual property. This license fee, which is non-refundable, was expensed in the period ended December 31, 2000.

5.	Share capital

Voting common shares, of par value US$1.00 per share 6,000 shares authorized, issued and fully paid	$6,000
Non-voting convertible preferred shares, of par value US$1.00 per share 6,000 shares authorized, issued and fully paid	$6,000

$12,000

TRANSMUCOSAL TECHNOLOGIES LTD.

Notes to Financial Statements
December 31, 2002 and 2001

At any time after July 18, 2002, each holder of the preferred shares shall have the right to convert all, or a portion, of such preferred shares into common shares on a one-to-one basis, as outlined in the by-laws of the Company.

6.	Share premium

Share premium represents amounts contributed by shareholders in excess of the par value of the shares subscribed for.

7.	Development funding

It is estimated that the Company may require an initial research and development budget of approximately $10 million, within the first 24 to 36 months from the date of incorporation, to commence development of the Products based upon the Elan Technology, Atrix Technology and/or Company Technology. The Development Funding shall be applied to the Company’s research and development costs associated with development of the products. At December 31, 2002, $5,311,667 had been contributed as development funding.

8.	Taxes

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheet of Transmucosal Technologies Ltd. as at December 31, 2000 and the related statement of loss, changes in shareholders’ equity and cash flows for the period from July 14, 2000 (Date of Incorporation) to December 31, 2000. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/KPMG

Chartered Accountants
Hamilton, Bermuda
April 20, 2001

TRANSMUCOSAL TECHNOLOGIES LTD.

Balance Sheet

December 31, 2000
(Expressed in United States Dollars)

Liabilities
Accounts payable and accrued expenses	$269,931

Total liabilities	269,931

Shareholders’ equity
Share capital (Note 5)	12,000
Share premium (Note 6)	14,988,000
Retained deficit	(15,269,931)

Total shareholders’ equity	(269,931)

Total liabilities and shareholders’ equity	$—

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statement of Loss

Period from July 14, 2000 (Date of Incorporation) to December 31, 2000
(Expressed in United States Dollars)

Expenses
Research and development (Note 3)	$251,482
License fee (Note 4)	15,000,000
General and administrative	18,449

Total operating expenses	15,269,931

Net loss	$(15,269,931)

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statement of Changes in Shareholders’ Equity

Period from July 14, 2000 (Date of Incorporation) to December 31, 2000
(Expressed in United States Dollars)

Share Capital
Balance at beginning of period	$—
Shares issued during the period (Note 5)	12,000

Balance at end of period	12,000

Share premium
Balance at beginning of period	—
Share premium during the period (Note 6)	14,988,000

Balance at end of period	14,988,000

Retained Deficit
Balance at beginning of period	—
Net loss for the period	(15,269,931)

Balance at end of period	(15,269,931)

Total shareholders’ equity	$(269,931)

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Statement of Cash Flows

Period from July 14, 2000 (Date of Incorporation) to December 31, 2000
(Expressed in United States Dollars)

Cash flows from operating activities
Net loss	$(15,269,931)
Adjustments to reconcile net income to net cash provided by operating activities
Accounts payable and accrued expenses	269,931

Cash used by operating activities	(15,000,000)

Cash flows from financing activities
Proceeds from issuance of shares	15,000,000

Cash provided by financing activities	15,000,000

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

See accompanying notes to financial statements

TRANSMUCOSAL TECHNOLOGIES LTD.

Notes to Financial Statements

December 31, 2000

1.	General

Transmucosal Technologies Ltd. (the “Company”) was incorporated in Bermuda on July 14, 2000 as Atrix Newco, Ltd. The Company is owned by Atrix Laboratories, Inc. (“Atrix”) and Elan International Services Ltd.(“EIS”), a wholly-owned subsidiary of Elan Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares, respectively. On December 14, 2000, the Company changed its name to Transmucosal Technologies Ltd.

The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of “Products” (as defined in the Subscription, Joint Development and Operating Agreement (“JDOA”) dated July 18, 2000) between EIS, Atrix and the Company. The focus of the collaborative venture will be to develop the “Products” using the Elan Intellectual Property, the Atrix Intellectual Property and the Atrix Technology pursuant to the JDOA.

2.	Significant accounting policies

The Company follows accounting principles generally accepted in the United States. Significant accounting polices are as follows:

(a)	Going concern

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

During fiscal 2000, the Company paid a license fee to Elan Corporation plc in the amount of $15,000,000 to acquire rights to certain Elan intellectual property. This license fee which is non-refundable has been expensed in the current fiscal period.

5.	Share capital

Voting common shares, for par value US$1.00 per share 6,000 shares authorized, issued and fully paid	$6,000
Non-voting convertible preferred shares, of par value US$1.00 per share 6,000 shares authorized, issued and fully paid	$6,000

$12,000

At any time after July 18, 2002, each holder of the preferred shares shall have the right to convert all, or a portion, of such preferred shares into common shares on a one-to-one basis, as outlined in the by-laws of the Company.

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

Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated November 24, 1998 by and among Atrix Laboratories, Inc., Atrix Acquisition Corporation and ViroTex Corporation.(1)

2.2	Certificate of Merger of Atrix Acquisition Corporation into ViroTex Corporation dated November 24, 1998.(1)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(3)

3.3	Certificate of Designation of the Series A Preferred Stock filed with the State of Delaware on September 25, 1998.(4)

3.4	Certificate of Designations of Preferences and Rights of Series A Convertible Exchangeable Preferred Stock filed with the State of Delaware on July 18, 2000.(5)

3.5	Ninth Amended and Restated Bylaws.(6)

4.1	Form of Common Stock Certificate.(7)

4.2	Amended and Restated Rights Agreement (including form of Right Certificate, as Exhibit A, and form of Summary of Rights, as Exhibit B).(8)

4.3	Registration Rights Agreement, dated as of July 18, 2000, between Registrant and Elan International Services, Ltd., or EIS.(5)

4.4	Warrant dated as of July 18, 2000, issued by Registrant to EIS.(5)

4.5	Convertible Promissory Note, dated as of July 18, 2000, issued by Registrant to EIS.(5)

4.6	Warrant, dated as of April 4, 2001, issued by Atrix Laboratories, Inc. to Ferghana Partners, Inc.(9)

4.7	Indenture, dated November 15, 1997, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder including the Form of Note.(10)

4.8	Warrant to purchase 6,750 shares of Atrix Common Stock issued to Gulfstar Investments, Limited.(2)

10.1	Lease Agreement dated May 11, 1991 between the Registrant and GB Ventures.(7)

10.2	Agreement dated December 16, 1996 between the Registrant and Block Drug Corporation (“Block Agreement”).(11)

10.2A	First Amendment to Block Agreement dated June 10, 1997.(2)**

10.2B	Second Amendment to Block Agreement dated July 31, 1997.(2)**

10.2C	Third Amendment to Block Agreement dated February 4, 1998.(2)**

10.2D	Fourth Amendment to Block Agreement dated January 12, 1999.(2)**

10.2E	Fifth Amendment to Block Agreement dated January 27, 1999.(2)**

10.2F	Sixth Amendment to Block Agreement dated September 24, 1999.(12)**

10.2G	Eighth Amendment to Block Agreement dated as of August 24, 2001.(13)**

10.3	Amended and Restated Performance Stock Option Plan, as amended.(2)

10.4	Non-Qualified Stock Option Plan, as amended.(2)

10.5	Non-Employee Director Stock Incentive Plan.(14)

Exhibit
Number	Description

10.6	Employment Agreement between Registrant and Dr. J. Steven Garrett dated April 17, 1995.(2)

10.7	Employment Agreement between Registrant and Dr. David W. Osborne dated November 24, 1998.(2)

10.8	Personal Services Agreement between Registrant and David R. Bethune dated August 10, 1999.(14)

10.9	Stock Purchase Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(14)

10.10	Collaborative Research Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(14)**

10.11	License and Royalty Agreement, dated as of August 8, 2000, by and between Registrant and Pfizer Inc.(14)**

10.12	Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Registrant and Geneva Pharmaceuticals, Inc.(16)**

10.13	Securities Purchase Agreement, dated as of July 18, 2000, between Registrant and EIS.(5)**

10.14	Newco Registration Rights Agreement, dated as of July 18, 2000, among Registrant, Atrix Newco Ltd., or Newco, and EIS.(5)

10.15	Subscription, Joint Development and Operating Agreement, dated as of July 18, 2000, among EIS, Registrant, Newco and Elan Pharma International Limited, or EPIL.(5)**

10.16	Company License Agreement, dated as of July 18, 2000, among Registrant, Newco and Elan Corporation plc, or Elan.(5)**

10.17	EPIL License Agreement, dated as of July 18, 2000 among Elan, EPIL, Newco and Registrant.(5)**

10.18	Collaboration, License and Supply Agreement, dated as of December 8, 2000, by and between Registrant and Sanofi-Synthelabo Inc.(17)**

10.19	Stock Purchase Agreement, dated as of December 29, 2000, by and between Registrant and Sanofi-Synthelabo.(17)

10.20	2000 Stock Incentive Plan.(18)

10.21	License Agreement by and between Registrant and CollaGenex Pharmaceuticals, Inc. dated as of August 24, 2001. (13)**

10.22	Stock Purchase Agreement by and between Registrant and CollaGenex Pharmaceuticals, Inc. dated as of August 24, 2001.(13)**

10.23	Collaboration, License and Supply Agreement by and between Registrant and Fujisawa Healthcare, Inc., dated October 15, 2001.(13)**

10.24	Collaboration, License and Supply Agreement, dated as of April 4, 2001, by and between Registrant and MediGene.(19)**

10.25	Stock Purchase Agreement, dated as of April 4, 2001, by and between Registrant and MediGene.(19)**

Exhibit
Number	Description

10.26	2001 Executive Long Term Incentive Compensation Program.(6)

10.27	Registration Rights Agreement, dated as of November 15, 1997, by and among Registrant and NationsBanc Montgomery Securities, Inc. and SBC Warburg Dillion Read, Inc.(10)

10.28	Amended and Restated Performance Stock Option Plan, as amended.(2)

21	Subsidiaries of the Registrant. (18)

23	Consent of Deloitte & Touche LLP*

23.1	Consent of KPMG

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Previously filed with, and incorporated by reference to, the Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 25, 2003 (File No. 000-18321).

**	We have omitted certain portions of this Exhibit and have requested confidential treatment with respect to such portions.

(1)	Incorporated by referenced to Registrant’s Current Report on Form 8-K dated November 24, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 5, 2001 (File No. 333-55634).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on October 1, 1998 (File No. 000-18231).

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 18, 2000, as filed with the Securities and Exchange Commission on August 4, 2000 (File No. 000-18321).

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K dated December 31, 2001, as filed with the Securities and Exchange Commission (File No. 000-18321).

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as filed with the Securities and Exchange Commission (File No. 000-18321).

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 16, 2001, as filed with the Securities and Exchange Commission on November 27, 2001 (File No. 000-18231).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 6, 2002 (File No. 333-82250).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 6, 1997, as filed with the Securities and Exchange Commission on December 9, 1997 (File No. 000-18231).

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 16, 1996, as amended on May 20, 1998, as filed with the Securities and Exchange Commission (File No. 000-18321).

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission (File No. 000-18321).

(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-18231).

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated August 8, 2000, as filed with the Securities and Exchange Commission on September 7, 2000 (File No. 000-18321).

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (File No. 000-18321).

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission (File No. 000-18321).

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 29, 2000, as filed with the Securities and Exchange Commission on February 23, 2001 (File No. 000-18231).

(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (File No. 000-18231).

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated April 4, 2001, filed with the Securities and Exchange Commission on June 20, 2001 (File No. 000-18231).