Form 10-Q
period 2003-06-30
ATRIX LABORATORIES INC
filed 2003-08-01
CIK 809875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to

Commission File Number 0-18231

ATRIX LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1043826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2579 Midpoint Drive, Fort Collins, Colorado	80525
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (970) 482-5868

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

     The number of shares outstanding of the registrant’s common stock as of July 31, 2003, was 20,965,630.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,958	$30,698
Marketable securities available-for-sale, at fair value	81,087	81,767
Accounts receivable, net of allowance for doubtful accounts of $781 and $623	7,208	6,140
Interest receivable	518	679
Inventories, net of reserve of $205 and $0	11,237	8,694
Prepaid expenses and deposits	3,232	2,253

Total current assets	120,240	130,231

PROPERTY, PLANT AND EQUIPMENT, NET	21,954	15,431

OTHER ASSETS:
Goodwill	399	399
Intangible and other assets, net of accumulated amortization of $3,567 and $3,116	3,039	3,964

Other assets	3,438	4,363

TOTAL ASSETS	$145,632	$150,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$2,618	$7,261
Accrued expenses and other	1,023	1,042
Deferred revenue	9,905	7,889

Total current liabilities	13,546	16,192

DEFERRED REVENUE	37,400	37,064

COMMITMENTS AND CONTINGENCIES
CONVERTIBLE EXCHANGEABLE PREFERRED STOCK:
Series A convertible exchangeable preferred stock, $.001 par value, 20,000 shares authorized; 14,274 an 13,787 shares issued and outstanding. Liquidation preference $14,720 and $14,227	15,008	14,514

SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized Series A preferred stock, $.001 par value, 200,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized; 20,822,189 and 20,516,069 shares issued and 19,955,389 and 19,858,369 shares outstanding	21	21
Additional paid-in capital	245,517	242,699
Treasury stock, 866,800 and 657,700 shares, at cost	(13,615)	(10,740)
Accumulated other comprehensive income	2,776	1,590
Accumulated deficit	(155,021)	(151,315)

Total shareholders’ equity	79,678	82,255

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$145,632	$150,025

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Three Months Ended June 30,

	2003	2002

REVENUES:
Net sales and royalties	$4,563	$1,474
Contract research and development revenue	5,689	3,513
Licensing, marketing rights and milestone revenue	2,091	1,497

Total revenues	12,343	6,484

OPERATING EXPENSE:
Cost of sales	1,862	792
Research and development	9,277	7,512
Administrative and marketing	2,636	2,407
Gain on extinguished debt	—	(44)

Total operating expenses	13,775	10,667

LOSS FROM OPERATIONS	(1,432)	(4,183)

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(4)	(335)
Investment income and expense, net	681	1,154
Gain (loss) on sale and write-down of marketable securities	309	(1,005)
Other	(17)	(6)

Net other income (expense)	969	(192)

NET LOSS	(463)	(4,375)
Accretion of dividends on preferred stock	(249)	(233)

NET LOSS APPLICABLE TO COMMON STOCK	$(712)	$(4,608)

Basic and diluted loss per common share:
Net loss	$(.02)	$(.22)
Accretion of dividends on preferred stock	(.02)	(.01)

Net loss applicable to common stock	$(.04)	$(.23)

Basic and diluted weighted average common shares outstanding	19,773,194	20,229,830

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

REVENUES:
Net sales and royalties	$7,783	$2,632
Contract research and development revenue	9,999	6,008
Licensing, marketing rights and milestone revenue	4,022	2,859

Total revenues	21,804	11,499

OPERATING EXPENSES:
Cost of sales	3,290	1,303
Research and development	17,969	14,074
Administrative and marketing	5,491	4,230
Administrative — stock option compensation	22	1,256
Gain on extinguished debt	—	(30)

Total operating expenses	26,772	20,833

LOSS FROM OPERATIONS	(4,968)	(9,334)

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(77)	(745)
Investment income and expense, net	1,420	2,380
Gain (loss) on sale and write-down of marketable securities	428	(1,076)
Debt conversion expense	—	(125)
Other	(16)	(5)

Net other income	1,755	429

NET LOSS	(3,213)	(8,905)
Accretion of dividends on preferred stock	(494)	(461)

NET LOSS APPLICABLE TO COMMON STOCK	$(3,707)	$(9,366)

Basic and diluted loss per common share:
Net loss	$(.16)	$(.45)
Accretion of dividends on preferred stock	(.03)	(.02)

Net loss applicable to common stock	$(.19)	$(.47)

Basic and diluted weighted average common shares outstanding	19,757,480	20,079,496

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,213)	$(8,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,570	1,557
Amortization of deferred revenue	(4,907)	(4,274)
Equity in loss of joint venture	77	745
Loss (gain) on sale and write-down of marketable securities	(428)	1,076
Stock and stock option compensation	22	1,256
Debt conversion expense	—	125
Interest expense converted to equity	—	110
Gain on extinguished debt	—	(30)
Other non-cash items	60	8
Net changes in operating assets and liabilities:
Accounts receivable	(888)	6
Interest receivable	161	108
Inventories	(2,484)	(1,460)
Prepaid expenses and deposits	(978)	(1,361)
Accounts payable	(5,145)	(249)
Accrued expenses and other	(28)	882
Deferred revenue	7,160	10,095

Net cash used in operating activities	(9,021)	(311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(6,564)	(1,812)
Investment in intangible and other assets	(395)	(419)
Proceeds from maturity and sale of marketable securities	23,189	15,067
Investment in marketable securities	(21,264)	(27,873)
Investment in joint venture	(207)	(1,178)

Net cash used in investing activities	(5,241)	(16,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of issuance costs	2,796	2,532
Payments to acquire treasury stock	(2,876)	(671)

Net cash provided by (used in) financing activities	(80)	1,861

NET EFFECT OF EXCHANGE RATE ON CASH	602	346

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,740)	(14,319)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,698	50,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,958	$35,739

Non-cash investing and financing activities (in thousands):

2003

Issued restricted common stock valued at $22 as part of employment separation agreements.

Issued preferred stock valued at $487 to Elan for accreted dividends.

Long-term deposits on equipment of $869 were reclassified to property, plant and equipment

2002

Issued common stock valued at $5,331 in exchange for $5,206 of the 7% Convertible Subordinated Notes.

Vested incentive stock options valued at $1,257 for an executive officer in conjunction with a termination agreement.

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002

NOTE 1. BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and its subsidiaries (collectively referred to as “Atrix” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the “SEC”), in the Company’s Annual Report on Form 10-K.

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

          Atrix is an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, the Company is currently developing a diverse portfolio of products, including proprietary oncology, dermatology and pain management products. The Company also forms strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing various drug delivery systems and/or to commercialize products. These strategic alliances include collaborations with Pfizer Inc., Sanofi-Synthelabo Inc., Fujisawa Healthcare, Inc., Geneva Pharmaceuticals, Inc., Sosei Co. Ltd., MediGene AG, and CollaGenex Pharmaceuticals, Inc.

Critical Accounting Policies

     Principles of consolidation

          The accompanying consolidated financial statements include the accounts of Atrix and its wholly owned subsidiaries Atrix Laboratories Limited and Atrix Laboratories, GmbH. All significant intercompany transactions and balances have been eliminated. While the Company initially owns 80.1% of Transmucosal Technologies’ outstanding common stock, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in Emerging Issues Task Force Consensus 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest, but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Elan’s significant rights in Transmucosal Technologies that are considered participating rights include equal representation in the management of the joint venture and development of its business plan and approval rights on the board of directors as it relates to the business plan. Accordingly, the Company accounts for its investment in Transmucosal Technologies under the equity method of accounting. Additionally, the joint venture contracts with Atrix to perform certain research and development activities.

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

          The Company has licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow the Company’s partners to sell its proprietary products in a defined territory for a defined period. Non-refundable license fees are initially reported as deferred revenue and recognized as contract revenue over the remaining contractual term using the straight-line method or until the agreement is terminated. License fees received in connection with arrangements where the Company has no continuing involvement are recognized as revenue when the amounts are received or when collection of the license fee is assured, whichever is earlier. A milestone payment is a payment made by a corporate partner to the Company upon the achievement of a pre-determined milestone as defined in the applicable agreement. Milestone payments are initially reported as deferred revenue and recognized as milestone revenue over the remaining contractual term using the straight-line method when the milestone event has occurred and the Company has completed all milestone-related services such that the milestone payment is currently due and is non-refundable.

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

          The following table summarizes research and development activities funded, in whole or in part, by our collaborators, as well as research and development activities funded by the Company for the six months ended June 30 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Research and Development — Funded	$7,706	$3,649	$13,624	$6,865
Research and Development — Not Funded	1,571	3,863	4,345	7,209

Research and Development	$9,277	$7,512	$17,969	$14,074

Pro Forma Effect of Stock Option Issuances

          The Company accounts for options under the Performance Stock Option Plan, the 2000 Stock Incentive Plan, the Non-Qualified Stock Option Plan and the 1999 Non-Employee Director Stock Incentive Plan using the intrinsic value method as permitted by SFAS No. 123. Accordingly, no compensation expense has been recognized for stock option grants. Had compensation cost been determined based on the fair value of the options at the grant dates of awards under the 1987 Plan, 2000 Plan and DSI Plan consistent with SFAS No. 123, the Company’s net loss applicable to common stock and basic and diluted loss per common share would have been changed to the pro forma amounts indicated below (net loss applicable to common stock amounts in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stock:
— as reported	$(712)	$(4,608)	$(3,707)	$(9,366)
— stock option grants	(1,767)	(3,687)	(3,535)	(4,937)

— pro forma	$(2,479)	$(8,295)	$(7,242)	$(14,303)

Basic and diluted net loss per common share:
— as reported	$(0.04)	$(0.23)	$(0.19)	$(0.47)
— pro forma	$(0.13)	$(0.41)	$(0.37)	$(0.71)
Weighted-average Black-Scholes fair value per option granted:	$9.21	$13.42	$9.07	$13.16
Expected volatility:	60.5%	62.2%	60.5%	62.2%
Risk free interest rate:	5.0%	5.0%	5.0%	5.0%
Expected life of options (in years):	5	5	5	5

Recent Accounting Pronouncements

          In April 2002, SFAS No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued by the Financial Accounting Standards Board (FASB). FAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted FAS 145 in the first quarter of 2003 and, as a result, the comparative financial statements were restated to reclassify the extraordinary loss on extinguishment of debt to be included in loss from operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of SFAS No. 123. The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires companies to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The statement is not expected to have a material impact on the Company’s consolidated financial statements. The Company has adopted the disclosure provisions of SFAS No. 148, however, it has not adopted the fair value method, and expects to continue to recognize compensation cost in accordance with the guidance in APB No. 25 unless future accounting rules dictate a change in method. If the Company was to adopt the fair value method, management believes there would be a material impact on the Company’s consolidated results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s consolidated financial statements.

          In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not have any VIEs and does not expect the adoption of FIN 46 to have a material effect on the Company’s consolidated financial position or results of operations.

          In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured to the separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company non-performance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the Company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. EITF 00-21 applies to revenue arrangements that the Company enters into after June 15, 2003. The Company has not yet determined the impact, if any, that EITF 00-21 will have on its consolidated financial position and results of operations.

NOTE 3. INVENTORIES

          Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Inventories include the cost of materials, direct labor and overhead. The components of inventory are as follows as of June 30, 2003 and December 31, 2002 (amounts in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$9,077	$6,590
Work in process	309	1,035
Finished goods	2,056	1,069
Reserve	(205)	—

	$11,237	$8,694

NOTE 4. NET INCOME (LOSS) PER COMMON SHARE

          Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the “treasury stock” method unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the “if converted” method unless they are antidilutive. There was no diluted effect on earnings per share computations for the assumed conversion of the Series A Convertible Preferred Stock shares under the “if converted” method. Additionally, since the Company has not drawn any proceeds under the convertible promissory note agreement with Elan, as of June 30, 2003, there was no effect on earnings per share computations pertaining to this convertible promissory note for the periods presented. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive. For the six months ended June 30, 2003 and 2002, approximately 1.1 million and 1.2 million equivalent dilutive securities (primarily related to the assumed conversion of Elan Series A Convertible Preferred Stock, incentive stock options and stock warrants held with Elan), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: (1) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (2) the results of current and future clinical trials; (3) the time and expenses associated with the regulatory approval process for products; (4) the safety and effectiveness of our products and technologies; (5) the Company’s expectation that its marketing partners will be able to successfully market its products; (6) its expectation of receiving royalties on sales of its products and its plans to manufacture certain of its products at its facility in Fort Collins, Colorado; (7) the timing of new product launches; and (8) expected future additional equity losses for Transmucosal Technologies, Ltd. The success of our business operations is dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under “Item 1.—Business-Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

          Atrix Laboratories, Inc. and its subsidiaries are collectively referred to herein as “Atrix,” “the Company,” “we,” “our” or “us.” We are an emerging specialty pharmaceutical company focused on advanced drug delivery. With five unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology, dermatology and pain management products. We also form strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing our various drug delivery systems and/or to commercialize our products. Current strategic alliances include collaborations with Pfizer, Inc., Sanofi-Synthelabo, Inc., Fujisawa Healthcare, Inc., Geneva Pharmaceuticals, Inc., Sosei Co. Ltd., MediGene AG and CollaGenex Pharmaceuticals, Inc. In July 2000, we formed a joint venture, Transmucosal Technologies, Ltd., with Elan to develop and commercialize oncology and pain management products.

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

Recent Developments

          The following discussion highlights significant events for our company during the six months ended June 30, 2003:

          Atrisone acne product

          In June 2003, we announced completion of enrollment for the pivotal Phase III clinical trials for our Atrisone acne product. Final patient evaluations are expected to conclude in early 2004 followed by a data collections/processing effort. We expect to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in mid-2004.

          Eligard 30-mg four-month product

          We received approval from the FDA for our Eligard 30-mg four-month product in February 2003. In March 2003, Sanofi-Synthelabo launched the product into the U.S. market and we received a $6.0 million milestone payment in April 2003 for the first commercial sale of the Eligard 30-mg four-month product.

          Eligard 45-mg six-month product

          In June 2003, we reported that all of the patients in our Eligard 45-mg six-month product Phase III clinical trials have completed the first six months of treatment and have received the second injection required under the clinical protocol. We expect to complete the pivotal Phase III clinical trials by the end of 2003 and submit an NDA to the FDA in the first half of 2004.

          Eligard International

          In January 2003, we entered into an exclusive licensing agreement with Sosei Co., Ltd. to develop and commercialize our Eligard products in Japan. We received an up-front license fee of $0.9 million and may receive payments for research and development support and payments for specific clinical, regulatory and sales milestones. In addition to the milestone payments, we will receive royalty payments based on sales of the Eligard products upon approval for marketing by the Japanese Ministry of Health, Labor and Welfare, or MHLW. Sosei will be responsible for submission of the necessary documents to obtain marketing authorization from the MHLW. We will manufacture the Eligard products for Sosei at our Fort Collins’ facility and will earn manufacturing margins.

          Other Products

          In January 2003, we announced the submission of three Abbreviated New Drug Applications, or ANDAs, to the FDA for approval of generic formulations of undisclosed dermatology products, bringing our total ANDA submissions to seven, all of which are currently under FDA review.

Principal Consolidated Statements of Operations Items

          Revenues

          Net sales and royalties consist principally of sales and royalties from our Eligard products, Atridox product and Doxirobe product.

          Contract research and development revenue consists principally of revenue we earn from unaffiliated third parties and from our joint venture with Elan for performing contract research and development activities using our various patented drug delivery technologies.

          Licensing, marketing rights and milestone revenue consists principally of revenue earned on our Eligard products, our dental products, and the Atrisone topical dermatological product for the rights extended to our partners to sell our proprietary products in a defined territory for a defined period or for the achievement of a pre-determined milestone as defined in the applicable agreement.

          Operating Expenses

          Cost of sales consists principally of costs associated with the manufacture, packaging, storage, shipping, stability, and other product-related fees for the Eligard products, the Atridox product and the Doxirobe product.

          Research and development expenses consist principally of funds paid for services and materials during development, manufacturing and formulation enhancements, clinical trials, statistical analysis, report writing and regulatory compliance costs for both partner-funded and internally-funded projects.

          Administrative and marketing expenses consist principally of personnel salaries and benefits, direct marketing costs, business development and corporate relations costs, professional, legal and consulting fees, insurance and general office expenses.

          Investment income and expense, net, consists principally of interest and dividends earned on marketable securities available for sale and money market accounts net of commission fees and other bank charges.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          Total revenue for the three months ended June 30, 2003 was $12.3 million compared to $6.5 million for the three months ended June 30, 2002, representing an 89% increase.

          Net sales and royalties were $4.6 million for the three months ended June 30, 2003 compared to $1.5 million for the three months ended June 30, 2002, representing a 207% increase. This increase is primarily related to the increase in sales and royalties of our Eligard products of $2.6 million from $0.5 million to $3.1 million, an increase in domestic and European sales of our Atridox product of $0.6 million and an increase in sales of the Doxirobe product of $0.2 million. This increase was offset by a $0.3 million decrease in sales from contract manufacturing as a result of our shift in focus toward the Eligard products. We expect net sales and royalty revenues to increase in 2003 as a result of a full year of product sales of our Eligard 7.5-mg one-month and Eligard 22.5-mg three-month products launched in May 2002 and September 2002, respectively. Additionally, the FDA approved our Eligard 30-mg four-month product in February 2003, which was launched in March 2003.

          Contract research and development revenue was $5.7 million for the three months ended June 30, 2003 compared to $3.5 million for the three months ended June 30, 2002, representing a 63% increase. This increase is primarily related to a $1.9 million increase in revenue from Fujisawa for partial funding of Atrisone research costs and a $0.9 million increase in revenue from Sanofi-Synthelabo for funding of an Eligard 45-mg six-month formulation. These increases were offset by a $0.2 million decrease in revenue from research activities funded by other parties and a $0.4 million decrease in revenue recognized in conjunction with our joint venture as a result of the completion of feasibility work performed by us. We cannot be certain whether contract research and development revenue from our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses being incurred may vary. Accordingly, the revenue recognition may vary depending on the terms of the corresponding agreements.

          Licensing, marketing rights and milestone revenue for the three months ended June 30, 2003 was $2.1 million compared to $1.5 million for the three months ended June 30, 2002, representing a 40% increase. This increase is primarily related to the recognition of $0.5 million in additional milestone revenue for our Eligard products under the Sanofi-Synthelabo agreement and the recognition of $0.1 million of additional revenue for our Eligard products under various international partner agreements. We expect licensing, marketing rights and milestone revenue to increase in 2003 as a result of a full year of revenue recognition from licensing and milestone payments received from our marketing partners in 2002 and recognition of revenue for licensing and milestone payments received in the first half of 2003, including a $6.0 million milestone payment we received from Sanofi-Synthelabo in April 2003 for the first commercial sale of our Eligard four-month product and recognition of revenue for payments that we may receive from our current or future partners in the second half of 2003. All licensing, marketing rights and milestone payments received are deferred and recognized over the remaining term of the related agreement.

          Cost of sales for the three months ended June 30, 2003 was $1.9 million compared to $0.8 million for the three months ended June 30, 2002, representing a 138% increase. The increase primarily relates to the costs associated with sales of our Eligard 7.5-mg one-month, Eligard 22.5-mg three-month and Eligard 30-mg four-month products and domestic and European sales of Atridox. We expect that cost of sales will increase in line with our expected revenue growth.

          Research and development expenses for the three months ended June 30, 2003 were $9.3 million compared to $7.5 million for the three months ended June 30, 2002, representing a 24% increase. An increase of $2.5 million was related to clinical costs associated with Phase III clinical trials for our Atrisone acne product and an increase of $0.9 million was related to the development of our generic dermatology products. These increases were offset by a decrease in research and development expenses of $1.6 million on other projects including joint venture activities, Eligard development and BEMA development. We cannot be certain whether our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses being incurred may vary depending on the terms of the corresponding agreements. However, we expect that research and development expenses for internally funded activities will decrease in 2003 due to our current focus on completion of Atrisone clinical studies and development of generic dermatology products.

          Administrative and marketing expenses for the three months ended June 30, 2003 were $2.6 million compared to $2.4 million for the three months ended June 30, 2002, representing an 8% increase. The increase is primarily related to increased European sales and marketing efforts for Atridox of $0.9 million offset by reductions in general administrative support of $0.7 million. We expect that our administrative and marketing expenses will increase for the foreseeable future as we continue to grow.

          We recognized a loss of $0.3 million for the three months ended June 30, 2002 for our 80.1% equity share in the loss of Transmucosal Technologies, our joint venture with Elan. The joint venture has completed feasibility work on two projects and the projects are currently under review for further development. As a result, the amount and timing of future recognition of equity in loss of our joint venture is uncertain at this time.

          Investment income for the three months ended June 30, 2003 was $0.7 million compared to $1.2 million for the three months ended June 30, 2002, representing a 42% decrease. The decrease was primarily the result of a decrease in our average cash, cash equivalents and available-for-sale marketable securities balances. Additionally, interest rates on investments in the second quarter of 2003 were lower compared to the second quarter of 2002. We expect investment income to decrease in 2003 as a result of expected lower interest rates and lower balances of cash and cash equivalents and marketable securities as compared to 2002 interest rates and balances.

          Gain on sale of marketable securities for the three months ended June 30, 2003 was $0.3 million compared to a loss on sale and a write-down of marketable securities of $1.0 million for the three months ended June 30, 2002. The gain on sale of marketable securities in the second quarter of 2003 was due to the sale of certain government securities and corporate notes. In the second quarter of 2002, we recorded a charge of $0.7 million for the write-down of WorldCom, Inc. Senior Corporate Notes and recognized a loss on sale of marketable securities of $0.3 million for the sale of a portion of the WorldCom, Inc. Senior Corporate Notes. We cannot be certain whether we will incur gains or losses on the sale of marketable securities in the future.

          We issued shares of Series A Convertible Exchangeable Preferred Stock to Elan in July 2000 in connection with the formation of our joint venture with Elan. Related to this issuance, we recognized $0.2 million for accretion of dividends on the shares of preferred stock for the three months ended June 30, 2003 compared to $0.2 million for the three months ended June 30, 2002.

          For the reasons described above, we recorded a consolidated net loss applicable to common stock of $0.7 million, or $0.04 per share, for the three months ended June 30, 2003 compared to a consolidated net loss applicable to common stock of $4.6 million, or $0.23 per share, for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          Total revenue for the six months ended June 30, 2003 was $21.8 million compared to $11.5 million for the six months ended June 30, 2002, representing a 90% increase.

          Net sales and royalties were $7.8 million for the six months ended June 30, 2003 compared to $2.6 million for the six months ended June 30, 2002, representing a 200% increase. This increase is primarily related to the increase in sales and royalties of our Eligard products of $4.4 million from $0.5 million to $4.9 million, an increase in domestic and European sales of our Atridox product of $1.2 million and an increase in sales of the Doxirobe product of $0.2 million. This increase was offset by a $0.6 million decrease in sales from contract manufacturing as a result of our shift in focus toward the Eligard products. We expect net sales and royalty revenues to increase in 2003 as a result of a full year of product sales of our Eligard 7.5-mg one-month and Eligard 22.5-mg three-month products launched in May 2002 and September 2002, respectively. Additionally, the FDA approved our Eligard 30-mg four-month product in February 2003, which was launched in March 2003.

          Contract research and development was $10.0 million for the six months ended June 30, 2003 compared to $6.0 million for the six months ended June 30, 2002, representing a 67% increase. This increase is primarily related to a $3.9 million increase in revenue from Fujisawa for partial funding of Atrisone research costs and a $1.4 million increase in revenue from Sanofi-Synthelabo for funding of an Eligard 45-mg six-month formulation. These increases were offset by a $0.5 million decrease in revenue from research activities funded by other parties and a $0.8 million decrease in revenue recognized in conjunction with our joint venture as a result of the completion of feasibility work performed by us. We cannot be certain whether contract research and development revenue from our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses being incurred may vary. Accordingly, the revenue recognition may vary depending on the terms of the corresponding agreements.

          Licensing, marketing rights and milestone revenue for the six months ended June 30, 2003 was $4.0 million compared to $2.9 million for the six months ended June 30, 2002, representing a 38% increase. This increase is primarily related to the recognition of $1.0 million in additional milestone revenue for our Eligard products under the Sanofi-Synthelabo agreement and the recognition of $0.1 million of additional revenue for our Eligard products under various international partner agreements. We expect licensing, marketing rights and milestone revenue to increase in 2003 as a result of a full year of revenue recognition from licensing and milestone payments received from our marketing partners in 2002 and recognition of revenue for licensing and milestone payments received in the first half of 2003, including a $6.0 million milestone payment we received from Sanofi in April 2003 for the first commercial sale of our Eligard four-month product, and recognition of revenue for payments that we may receive from our current or future partners in the second half of 2003. All licensing, marketing rights and milestone payments received are deferred and recognized over the remaining term of the related agreement.

          Cost of sales for the six months ended June 30, 2003 was $3.3 million compared to $1.3 million for the six months ended June 30, 2002, representing a 154% increase. The increase primarily relates to the costs associated with sales of our Eligard 7.5-mg one-month, Eligard 22.5-mg three-month and Eligard 30-mg four-month products and domestic and European sales of Atridox. We expect that cost of sales will increase in line with revenue growth.

          Research and development expenses for the six months ended June 30, 2003 were $18.0 million compared to $14.1 million for the six months ended June 30, 2002, representing a 28% increase. An increase of $4.9 million was related to clinical costs associated with Phase III clinical trials for our Atrisone acne product and an increase of $1.3 million was related to the development of our generic dermatology products. These increases were offset by a decrease in research and development expenses of $2.3 million on other projects including joint venture activities, Eligard development and BEMA development. We cannot be certain whether our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses being incurred may vary depending on the terms of the corresponding agreements. However, we expect that research and development expenses for internally funded activities will decrease in 2003 due to our current focus on completion of Atrisone clinical studies and development of generic dermatology products. Following completion of these programs, we expect internal product development expenses to increase again in the foreseeable future.

           Administrative and marketing expenses, excluding stock and stock option compensation, for the six months ended June 30, 2003 were $5.5 million compared to $4.2 million for the six months ended June 30, 2002, representing a 31% increase. The increase is primarily related to increased European sales and marketing efforts for Atridox of $1.6 million offset by decreases in general administrative support of $0.3 million. We expect that our administrative and marketing expenses will increase for the foreseeable future as we continue to grow.

          Stock option compensation for the six months ended June 30, 2002 was $1.3 million, which was recognized in connection with the retirement of an executive officer. We may, in the future, incur additional costs for stock compensation and performance-based compensation activities, however, we cannot predict if or when that may happen or what the cost may be.

          We recognized a loss of $0.1 million for the six months ended June 30, 2003 for our 80.1% equity share in the loss of Transmucosal Technologies, our joint venture with Elan, compared to a loss of $0.7 million for the six months ended June 30, 2002, representing an 86% decrease. The joint venture has completed feasibility work on two projects and the projects are currently under review for further development. As a result, the amount and timing of future recognition of equity in loss of our joint venture is uncertain at this time.

          Investment income for the six months ended June 30, 2003 was $1.4 million compared to $2.4 million for the six months ended June 30, 2002, representing a 42% decrease. The decrease was primarily the result of a decrease in our average cash, cash equivalents and available-for-sale marketable securities balances. Additionally, interest rates on investments in the first half of 2003 were lower compared to the first half of 2002. We expect investment income to decrease in 2003 as a result of expected lower interest rates and lower balances of cash and cash equivalents and marketable securities as compared to 2002 interest rates and balances.

          Gain on sale of marketable securities for the six months ended June 30, 2003 was $0.4 million compared to a loss and write-down of marketable securities of $1.1 million for the six months ended June 30, 2002. The gain on sale of marketable securities in the six months ended June 30, 2003 was primarily due to the sale of certain government securities and corporate notes. The loss and write-down of marketable securities during the six months ended June 30, 2002 was due to the sale of our $0.8 million principal amount of WorldCom, Inc. Senior Corporate Notes in May 2002 for proceeds of $0.4 million, which resulted in a loss on sale of marketable securities of $0.4 million. In June 2002, we incurred a $0.7 million charge for a write-down of our remaining position in WorldCom Senior Corporate Notes, principal value of $0.8 million, upon WorldCom’s bankruptcy filing in July 2002. We cannot be certain whether we will incur gains or losses on the sale of marketable securities or recognize charges for write-downs in the future.

          During the six months ended June 30, 2002 we exchanged 279,901 shares of our common stock for $5.2 million in outstanding principal amount of our 7% Convertible Subordinated Notes. Of the 279,901 shares issued, 273,984 shares were valued at the conversion price of $19.00 per share and the remaining 5,917 shares were valued at $21.09 per share, the closing market price of our common stock on the date of exchange. As a result of the conversions, we recognized a gain of $30,000, for the write-off of $80,000 of pro-rata unamortized deferred finance charges net of $0.1 million interest expense payable eliminated as a result of these exchanges. Additionally, of the 5,917 shares exchanged, a debt conversion expense of approximately $0.1 million was recognized for the six months ended June 30, 2002. The 7% Convertible Subordinated Notes were fully extinguished in May 2002.

          We issued Series A Convertible Exchangeable Preferred Stock to Elan in July 2000 in connection with the formation of our joint venture with Elan. Related to this issuance, we recognized $0.5 million for accretion of dividends on the shares of preferred stock for the six months ended June 30, 2003 compared to $0.5 million for the six months ended June 30, 2002.

          For the reasons described above, we recorded a consolidated net loss applicable to common stock of $3.7 million, or $0.19 per share, for the six months ended June 30, 2003 compared to a consolidated net loss applicable to common stock of $9.4 million, or $0.47 per share, for the six months ended June 30, 2002.

Liquidity and Capital Resources

          As of June 30, 2003, we had cash and cash equivalents of $17.0 million, marketable securities (at fair value) of $81.1 million, net accounts receivable of $7.2 million, inventories of $11.2 million and other current assets of $3.7 million for total current assets of $120.2 million. We had accounts payable of $2.6 million, short-term deferred revenue of $9.9 million and other current liabilities of $1.0 million for total current liabilities of $13.5 million, which resulted in working capital of $106.7 million.

          During the six months ended June 30, 2003, net cash used in operating activities was $9.0 million. This was primarily the result of the net loss for the period of $3.2 million, adjusted for certain non-cash expenses, and changes in operating assets and liabilities as set forth in the consolidated statements of cash flows. We recognized a cash inflow from the receipt of deferred milestone payments, licensing fees and certain contract research and development payments of $7.2 million, offset by amortization of deferred revenue of $4.9 million. Other significant uses of cash included: $2.5 million due to increasing inventory levels primarily related to the production of our Eligard products and inventory buildup related to our generic dermatology products and $5.1 million decrease in accounts payable primarily related to payments for inventory raw materials and components and plant expansion costs.

          Net cash used in investing activities was $5.2 million during the six months ended June 30, 2003. This was primarily due to $21.3 million used to fund the purchases of various available-for-sale marketable securities offset by proceeds received from the maturity and sale of available-for-sale marketable securities of $23.2 million. During the first half of 2003, various marketable securities matured or were called and the proceeds were subsequently reinvested in high rated corporate notes, U.S. government securities, and diversified bond mutual funds to minimize our exposure to credit risk. In addition, cash used in investing activities included $6.6 million for capital expenditures primarily related to our plant expansion as discussed further under “Future Capital Requirements” below.

          Net cash used in financing activities was $0.1 million during the six months ended June 30, 2003. This was primarily the result of the repurchase of $2.9 million of our common stock in the open market. In November 2002, our Board of Directors amended our stock repurchase program to provide that we may acquire up to a maximum of $20.0 million of our common stock in the open market or in privately negotiated transactions under this program. The program terminates on the earlier of the date that we have repurchased $20.0 million of our common stock or December 31, 2003. Since the inception of the program, we repurchased a total of 866,800 shares of our common stock in the open market for $13.6 million, or an average price per share of $15.71. For the six months ended June 30, 2003, we repurchased 209,100 shares of our common stock in the open market for $2.9 million, or an average share price per share of $13.75 under the program. As of June 30, 2003, $6.4 million remains available to repurchase our common stock under the program. Additionally, we received proceeds from issuance of equity securities of $2.8 million primarily in conjunction with the exercise of incentive stock options.

          In July 2000, we formed Transmucosal Technologies, a joint venture, with Elan to develop and commercialize oncology and pain management products. Subject to the satisfaction of certain conditions, Elan has agreed to loan us up to $8.0 million under a convertible promissory note in support of our 80.1% share of the joint venture’s research and development costs. The note matures on July 18, 2006, has an interest rate of 7% per annum and interest is compounded semi-annually and added to principal. The Note is convertible, at Elan’s option, into our common stock at a $14.60 conversion price. As of June 30, 2003, we had not drawn any amounts under the note. We are required to fund 80.1% of the joint venture’s obligations, representing our proportionate share of the joint venture. Our share of the joint venture obligations totaled $0.2 million for the six months ended June 30, 2003 and $1.2 million for the six months ended June 30, 2002. As a result, the amount and timing of future recognition of equity in loss of our joint venture is uncertain. The joint venture has completed feasibility work on two projects and the projects are currently under review for further development.

          We have a revolving line of credit with a bank that expires in May 2004. Under the terms of the line of credit, we may borrow up to $1.0 million. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring us to maintain certain levels of net worth and liquidity. Additionally, in June 2003, we established a $1.0 million line of credit with another bank. The second line of credit expires in June 2004. Borrowings under the second line of credit bear interest at a rate of 5.25%. As of June 30, 2003, there was no obligation outstanding under either of these lines of credit.

          We have historically funded our operations through debt and equity offerings, payments received for licenses, milestones and research and development support under contractual arrangements and, to a lesser extent, product sales and royalties. We anticipate future funding of our operations to be achieved through continued licensing fees, milestone payments and net sales and royalties of our products. At June 30, 2003, we had $17.0 million of cash and cash equivalent investments and $81.1 million of available-for-sale marketable securities (at fair value) to fund future operations and capital requirements. Our available-for-sale marketable securities include primarily U.S. government bonds, diversified bond mutual funds and investment grade corporate notes. Our portfolio of corporate notes is diversified and, under our policy, we only invest in investment grade corporate notes. We believe the quality of the notes we hold and the diversity of our portfolio significantly mitigates our credit and market risks; however from time to time we have experienced investment losses as some of the issuers of our investment grade corporate notes have declared bankruptcy. We believe that we have adequate liquidity and capital resources to fund our operations and capital requirements for the foreseeable future. However, we may have to raise additional funds to complete the development of our technologies as discussed below.

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

          We expect to continue to incur substantial expenditures for research and development, testing, regulatory compliance, market development in European countries, possible repurchases of our common stock and for hiring additional management, scientific, manufacturing and administrative personnel. We will also continue to expend a significant amount of funds for our ongoing clinical studies. Depending on the results of our research and development activities, we may determine to accelerate or expand our efforts in one or more proposed areas and may, therefore, require additional funds earlier than previously anticipated. We believe our existing cash and cash equivalent assets in addition to our marketable securities will be sufficient to fund our operations for the foreseeable future. However, underlying assumed levels of revenue and expense may not prove to be accurate.

     Research and development

          The following table summarizes research and development activities funded by our collaborators, as well as research and development activities funded by us, for the years ended December 31, 2002, 2001 and 2000 and the six months ended June 30, 2003, including research and development costs inception-to-date and estimated completion dates and costs (in thousands):

				Expenses				Anticipated
				2003		Total	Anticipated	Costs to
	Expenses	Expenses	Expenses		Expenses	Funding	Completion	Completion
Technology	2000	2001	2002	(as of June 30)	Inception-to-Date	Inception-to-Date	(to market)	(to market)

Atrigel	$10,845	$13,727	$13,011	$5,637	$116,158	$11,917	2003-2009	$50,000
SMP	3,090	4,604	6,547	7,532	24,100	10,989	2005	20,000
BEMA	259	2,397	2,582	270	6,061	1,035	2006-2007	10,000
Other	2,541	4,907	10,599	4,530	38,098	12,243	2003-2007	50,000

Total	$16,735	$25,635	$32,739	$17,969	$184,417	$36,184	2003-2009	$130,000

Funded	$1,921	$10,626	$18,721	$13,624
Not Funded	14,814	15,009	14,018	4,345

Total	$16,735	$25,635	$32,739	$17,969

          The predominate product lines included under the Atrigel technology are the Eligard products and the dental products which comprised 31% and 58%, respectively, of the expenses from inception-to-date. Recently, the Eligard products comprised more of the research and development effort with 68%, 64%, 59% and 60% of the 2000, 2001, 2002 and year-to-date 2003 Atrigel expenses, respectively. As our dental products have moved into the market, research and development expenses have stabilized and comprised 25%, 10%, 7% and 3% of the 2000, 2001, 2002 and year-to-date 2003 Atrigel expenses, respectively. Of the expenses funded by third parties, 13% of funds received were to support the dental products, 52% of funds were to support the Eligard products, and 35% of funds have come from direct support of research contracts with various companies.

          The Atrisone acne product represents 100% of expenses and funding under the SMP technology.

          Under the BEMA technology, 49% of expenses from inception-to-date relate to the development of two products through our joint venture with Elan. One hundred percent of the funding for BEMA research and development has come from the joint venture.

          Other research and development expenses from inception-to-date represent efforts to introduce additional products into our product pipeline. Expenses related to develop generic dermatology products are also included in this category and represent 37% of expenses inception-to-date and 50% of the funding.

     Plant expansion

          In April 2002, we announced our plans to expand our manufacturing and laboratory facilities to support current and future projects. The current 26,000 square foot facility is being expanded to 58,000 square feet. In the expanded facility we intend to manufacture the full line of our Eligard products, Atrisone topical dermatological product, generic dermatology products, dental products and clinical supplies for products currently in development. Approximately 40% of the building’s expansion will be devoted to manufacturing with the remainder allotted for warehousing, quality assurance and laboratory work. Construction began in the second quarter of 2002 and was completed during the second quarter of 2003. An extensive validation of the plant and equipment is required, which is anticipated to be completed by the third quarter of 2003 at an estimated cost of $0.2 million. As of June 30, 2003, approximately $9.5 million has been spent on construction costs and $3.0 million has been spent on equipment.

Recent Accounting Pronouncements

          In April 2002, SFAS No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued by the Financial Accounting Standards Board (FASB). FAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,”

and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted FAS 145 in the first quarter of 2003 and, as a result, our comparative financial statements were restated to reclassify the extraordinary loss on extinguishment of debt to be included in loss from operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of SFAS No. 123. The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires companies to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We do not believe that the statement will have a material impact on our consolidated financial statements. We have adopted the disclosure provisions of SFAS No. 148, however, we have not adopted the fair value method, and expects to continue to recognize compensation cost in accordance with the guidance in APB No. 25 unless future accounting rules dictate a change in method. If we were to adopt the fair value method, we believe that there would be a material impact on our consolidated results of operations.

          In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s consolidated financial statements.

          In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not have any VIEs and do not expect the adoption of FIN 46 to have a material effect on our consolidated financial position or results of operations.

          In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured to the separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or us. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. EITF 00-21 applies to revenue arrangements that we enter into after June 15, 2003. We have not yet determined the impact, if any, that EITF 00-21 will have on our consolidated financial position and results of operations.

Critical Accounting Policies

          Our critical accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in preparing our interim consolidated financial statements for the six months ended June 30, 2003 are the same as those described in our Annual Report on Form 10-K.

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

Factors Affecting Our Business and Prospects

          There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	Our history of operating losses and the likelihood of future losses.

•	Delay, difficulty, or failure in obtaining regulatory approval or clearance to market additional products, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•	Failure of corporate partners to develop or commercialize successfully our products or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between such corporate partners and us.

•	If we are unable to satisfy governmental regulations relating to the development of our product candidates, we may be unable to obtain or maintain necessary regulatory approvals to commercialize our products.

•	Our limited experience in the sale and marketing of our products.

•	Competitive or market factors that may limit the use or broad acceptance of our products.

•	Cancellation or termination of material collaborative agreements and the resulting loss of research or other funding, or marketing, sales and distribution capabilities.

•	Exchange rate fluctuations that may adversely impact net income (loss).

•	The ability to obtain, maintain and protect intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity.

•	Limited experience in manufacturing products on a commercial scale, failure to manufacture present and future products in compliance with applicable regulations and at an acceptable cost.

•	Dependence on one contract manufacturer involved in the production of our Eligard products.

•	Product liability or other claims against us, which may result in substantial damages or reduce demand for our products.

•	Our insurance policies are expensive and protect us only from some business risks, which may leave us exposed to significant, uninsured liabilities.

•	Our operations involve hazardous materials, which could subject us to significant liability.

•	The ability to attract and retain highly qualified management, administrative and scientific personnel.

•	Our failure to manage our rapid growth could harm our business.

          For a discussion of these and other factors affecting our business and prospects, see “Item 1.—Business—Factors Affecting our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

          To perform a sensitivity analysis, we assess the fair values loss risk from the impact of hypothetical interest rate changes on market sensitive instruments. The fair values are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 2003. The fair values that result from these computations are compared with the fair values of these financial instruments at June 30, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at June 30, 2003 are as follows:

Interest Rate Sensitivity: A 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our financial instruments by approximately $0.3 million per year. A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our financial instruments by approximately $0.3 million per year. We maintain a portion of our financial instruments, including long-term debt instruments of approximately $33.2 million at June 30, 2003, at variable interest rates. If interest rates were to increase or decrease 10%, the impact of such instruments on cash flows or earnings would not be material.

          The use of a 10% estimate is strictly for estimation and evaluation purposes only. The value of our assets may rise or fall by a greater amount depending on actual general market performances and the value of individual securities we own.

          Exchange Rate Risk. We face foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of our foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the period ended June 30, 2003 was not material. Based on our overall foreign currency rate exposure at June 30, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially affect our financial position.

Item 4. CONTROLS AND PROCEDURES.

          As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2003, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

          It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Our Annual Meeting of Stockholders was held on April 27, 2003. At the meeting the stockholders voted on the re-election of Dr. D. Walter Cohen, Sander A. Flaum and Peter J. Schied as Class A directors, the amendment and restatement of our 2000 Stock Incentive Plan and the ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2003. The results of the voting are as follows:

1. Election of Class A Directors:

	For	Withheld

Dr. D. Walter Cohen	16,494,148	134,355
Sander A. Flaum	16,494,143	134,360
Peter J. Schied	16,493,970	134,533

          The other directors whose terms continue after the meeting are David R. Bethune, Dr. Nicolas Bazan, H. Stuart Campbell, C. Rodney O’Connor and Dr. George J. Vuturo.

2. Amendment and Restatement of the 2000 Stock Incentive Plan:

For	Against	Abstain

8,610,443	1,651,214	25,044

3.     Ratification of Appointment of Independent Auditors:

For	Against	Abstain

16,200,810	402,225	25,468

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

     (b)  Reports on Form 8-K. None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRIX LABORATORIES, INC
(Registrant)

August 1, 2003	By:	/s/ David R. Bethune

David R. Bethune
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

August 1, 2003	By:	/s/ Brian G. Richmond

Brian G. Richmond
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer