Form 10-Q
period 2004-03-31
ATRIX LABORATORIES INC
filed 2004-05-07
CIK 809875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2004, was 21,885,810.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,576	$19,074
Marketable securities available-for-sale, at fair value	80,618	80,688
Accounts receivable, net of allowance for doubtful accounts of $1,032 and $1,019	9,483	10,235
Interest receivable	866	834
Inventories, net	12,218	11,516
Prepaid expenses and deposits	1,539	2,488

Total current assets	128,300	124,835

PROPERTY, PLANT AND EQUIPMENT, NET	21,438	21,855

OTHER ASSETS:
Goodwill	379	379
Intangible and other assets, net	2,801	2,789

Other assets, net	3,180	3,168

TOTAL ASSETS	$152,918	$149,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$3,783	$2,488
Accrued expenses and other	1,293	1,644
Deferred revenue	10,562	9,923

Total current liabilities	15,638	14,055

DEFERRED REVENUE	30,164	32,415

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.001 par value, 20,000 shares authorized; 15,291 and 14,770 shares issued and outstanding. Liquidation preference $15,505 and $15,240	—	—
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A preferred stock, $0.001 par value, 200,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 21,653,866 and 21,567,801 shares issued; 20,787,066 and 20,701,001 shares outstanding	22	22
Additional paid-in capital	271,915	270,157
Treasury stock, 866,800 shares, at cost	(13,616)	(13,616)
Accumulated other comprehensive income	585	1,035
Accumulated deficit	(151,790)	(154,210)

Total shareholders’ equity	107,116	103,388

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152,918	$149,858

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
REVENUE:
Net sales and royalties	$8,066	$3,219
Contract research and development revenue	5,025	4,310
Licensing, marketing rights and milestone revenue	2,093	1,931

Total revenue	15,184	9,460

OPERATING EXPENSE:
Cost of sales	3,163	1,428
Research and development	8,661	8,692
Administrative and marketing	2,347	2,877

Total operating expense	14,171	12,997

INCOME (LOSS) FROM OPERATIONS	1,013	(3,537)

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	—	(74)
Investment income, net	648	739
Gain on sale and write-down of marketable securities, net	871	120
Gain on exchange rates	345	—
Other	7	1

Net other income	1,871	786

NET INCOME (LOSS)	2,884	(2,751)
Accretion of dividends and beneficial conversion feature charge on preferred stock	(465)	(244)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$2,419	$(2,995)

Net income (loss) per common share:
Basic	$0.14	$(0.14)
Diluted	$0.13	$(0.14)

Accretion of dividends and beneficial conversion feature charge on preferred stock:
Basic and diluted	$(0.02)	$(0.01)

Net income (loss) applicable to common stock per common share:
Basic	$0.12	$(0.15)
Diluted	$0.11	$(0.15)

Weighted average common shares outstanding:
Basic	20,746,396	19,741,591
Diluted	21,953,006	19,741,591

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,884	$(2,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	811	722
Amortization of deferred revenue	(2,120)	(2,144)
Provision for inventory write-off	(121)	150
Equity in loss of joint venture	—	74
Gain on sale and write-down of marketable securities, net	(871)	(120)
Gain on exchange rates	(345)	—
Other non-cash items	19	38
Net changes in operating assets and liabilities:
Accounts receivable	628	(494)
Interest receivable	(33)	167
Inventories	(797)	(1,523)
Prepaid expenses and deposits	1,151	(16)
Accounts payable	1,419	(4,414)
Accrued expenses and other	(1,017)	(123)
Deferred revenue	509	950

Net cash provided by (used in) operating activities.	2,117	(9,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(199)	(4,522)
Investment in intangible and other assets	(79)	(38)
Proceeds from maturity and sale of marketable securities	14,692	8,738
Investment in marketable securities	(13,963)	(7,096)
Investment in joint venture	—	(207)

Net cash provided by (used in) investing activities	451	(3,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	1,294	168
Payments to acquire treasury stock	—	(2,270)

Net cash provided by (used in) financing activities	1,294	(2,102)

NET EFFECT OF EXCHANGE RATE ON CASH	640	194

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,502	(14,517)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,074	30,698

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,576	$16,181

Non-cash investing and financing activities (in thousands):

2004

Issued preferred stock valued at $521 to Elan for accreted dividends.

2003

Issued restricted common stock valued at $22 as part of employment separation agreements.

Issued preferred stock valued at $487 to Elan for accreted dividends.

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and its subsidiaries (collectively referred to as “Atrix” or “the Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary, including normal recurring accruals, for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, reserves for excess or obsolete inventories and the term over which deferred revenues are recognized. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”), in the Company’s Annual Report on Form 10-K.

NOTE 2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Atrix Laboratories, Inc. was formed in August 1986 as a Delaware corporation. In November 1998, Atrix acquired ViroTex Corporation. In June 1999, Atrix organized its wholly owned subsidiary Atrix Laboratories Limited, which was based in London, England until its closure during the first quarter of 2004. In February 2000, Atrix organized its wholly owned subsidiary Atrix Laboratories GmbH, which is based in Bad Homburg, Germany, to conduct its European operations. In June 2000, the Company entered into a research joint venture, Transmucosal Technologies, Ltd. (“TTL”), with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc. The joint venture was terminated in September 2003 (see Note 7).

Atrix is an emerging specialty pharmaceutical company focused on advanced drug delivery. With unique patented drug delivery technologies, the Company is currently developing a diverse portfolio of products, including proprietary oncology and dermatology products. The Company also forms strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing various drug delivery systems and/or to commercialize products. These strategic alliances include collaborations with Sanofi-Synthelabo, Inc., Fujisawa Healthcare, Inc., Sandoz Inc., Pfizer Inc., Aventis, Sosei Co. Ltd., MediGene AG and Yamanouchi, Mayne Pharma, Tecnofarma, Han All, and CollaGenex Pharmaceuticals, Inc.

Significant Accounting Policies

     Principles of consolidation

The accompanying consolidated financial statements include the accounts of Atrix Laboratories, Inc. and its wholly owned subsidiary Atrix Laboratories, GmbH. All significant intercompany transactions and balances have been eliminated. While the Company initially owned 80.1% of TTL’s outstanding common stock, Elan and its subsidiaries retained significant minority investor rights that were considered “participating rights” as defined in Emerging Issues Task Force Consensus 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest, but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Elan’s significant rights in TTL that were considered participating rights included equal representation in the management of the joint venture and development of its business plan and approval rights on the board of directors as it relates to the business plan. Accordingly, prior to the Company’s joint venture termination agreement with Elan in September 2003, the Company accounted for its investment in TTL under the equity method of accounting. Because the Company obtained control of TTL in September 2003, TTL has been incorporated into the Company’s consolidated financial statements since that date.

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

The Company has licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow the Company’s partners to sell its proprietary products in a defined territory for a defined period. Non-refundable license fees are initially reported as deferred revenue and recognized as licensing revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated. A milestone payment is a payment made by a partner to the Company upon the achievement of a pre-determined event, as defined in the applicable agreement. Milestone payments are initially reported as deferred revenue and subsequently recognized using the straight-line method over the remaining contractual term or the remaining period covered by patent protection, whichever is earlier. No milestone revenue is recognized until the Company has completed the required milestone-related services as set forth in licensing agreements.

The following table summarizes the deferred revenue as of March 31, 2004 to be recognized as revenue during the nine months ended December 31, 2004 and the years ending December 31, 2005 through December 31, 2016 (amounts in thousands):

Amortization of
Years Ended December 31,	Deferred Revenue
2004	$6,501
2005	9,846
2006	4,738
2007	4,718
2008	4,701
Thereafter	10,222

Total	$40,726

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

The following table summarizes research and development activities funded, in whole or in part, by our collaborators, as well as research and development activities funded by the Company (amounts in thousands):

	Three months ended
	March 31,
	2004	2003
Research and Development — Funded, in whole or in part	$6,479	$6,017
Research and Development — Funded 100% by Atrix	2,182	2,675

Research and Development – Total	$8,661	$8,692

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

At March 31, 2004, the Company has four stock-based employee, and non-employee, compensation plans, which are described more fully in Note 6 to the Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost is reflected in net income for options granted under those plans with an exercise price equal to the market value for the underlying common stock on date of grant. The following table illustrates the effect on net income (loss) applicable to common stock and basic and diluted income (loss) per common share if the Company had applied the fair value based method of SFAS No. 123 to stock-based compensation for the three months ended, March 31 (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) applicable to common stock, as reported	$2,419	$(2,995)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair-value based method	(1,044)	(1,767)

Pro forma net income (loss) applicable to common stock	$1,375	$(4,762)

Net income (loss) applicable to common stock per common share:
— As reported, basic	$0.12	$(0.15)
— As reported, diluted	$0.11	$(0.15)
— Pro forma, basic	$0.07	$(0.24)
— Pro forma, diluted	$0.06	$(0.24)

The weighted-average Black-Scholes fair value per option granted during the period ending March 31, 2004 and 2003 was $15.22 and $6.50, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ending March 31, 2004 and 2003: no dividend yield, expected volatility of 68.9% for 2004 and 59.3% for 2003, risk free interest rates of 3.5% in 2004 and 5.0% in 2003, and expected life of five years.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (FAQ) issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s revenue recognition policies.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured to the separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company non-performance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the Company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. EITF 00-21 applies to revenue arrangements that the Company enters into after June 15, 2003. The adoption of EITF 00-21 had no impact on the Company’s revenue recognition practices for its existing customer agreements.

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

	March 31, 2004	December 31, 2003
	(In thousands)
Raw materials	$10,473	$9,292
Work in process	738	1,338
Finished goods	2,147	2,146
Reserves	(1,140)	(1,260)

	$12,218	$11,516

The $0.7 million increase in inventory during the first quarter of 2004 is primarily due to the purchase of raw materials related to the Eligard, Atrisone, Mometasone and Fluticasone products. The reduction in inventory reserve relates to the sale of product that was believed to be either obsolete or unmarketable as of December 31, 2003. The Company manufactured launch quantities of a generic dermatology product during the fourth quarter of 2002 and first quarter of 2003 prior to receiving FDA approval. In 2003, the Company booked a reserve allowance for this inventory in response to a non-approval letter received from the FDA. In March 2004, the Company received approval from the FDA for this product. This approval was a reversal of that previous decision and resulted in a small shipment of the product in March 2004. The remaining inventory of $0.7 million was reserved as of March 31, 2004.

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

For the three months ended March 31, 2004, 1.2 million equivalent dilutive securities were included in the weighted-average number of common shares outstanding primarily related to the assumed conversion of incentive stock options and stock warrants held by Elan. Additionally, 0.8 million equivalent dilutive securities were excluded due to the antidilutive effect of the assumed conversion of Series A Convertible Preferred Stock. For the three months ended March 31, 2003, 0.8 million equivalent dilutive securities (primarily related to the assumed conversion of the Series A Convertible Exchangeable Preferred Stock held by Elan) have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and certain changes in equity that are excluded from net income (loss), such as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended March 31, 2004 was $3.0 million compared to a comprehensive loss of $1.9 million for the first quarter of 2003.

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

In connection with the termination, Elan and its affiliates agreed to forego the exchange right included in the Series A Convertible Exchangeable Preferred Stock of the Company (which is held by a wholly-owned subsidiary of Elan). Additionally, the Company plans to transfer all of the assets of Transmucosal Technologies, Ltd. to the Company or an affiliate of the Company. As a result, as of September 30, 2003, the Company reclassified the Series A Convertible Exchangeable Preferred Stock to permanent equity, which increased equity by $15.4 million.

NOTE 8. LEGAL PROCEEDINGS

On November 3, 2003, TAP Pharmaceutical Products, Inc. and two additional plaintiffs filed suit in U.S. District Court, Northern District of Illinois, Eastern Division, Tap Pharmaceutical Products, Inc., et al v. Atrix Laboratories, Inc., et al, alleging that the Eligard delivery system infringes a patent that claims, among other things, a biodegradable high molecular polymer, which patent is licensed to TAP Pharmaceuticals by the two other plaintiffs. The plaintiffs seek an injunction and unspecified damages. In March 2004, the U.S. District Court for the Northern District of Illinois issued an order granting our motion to stay the patent infringement suit filed by TAP Pharmaceutical Products, Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd.,

involving the Company’s Eligard products. On March 18, 2004, the plaintiffs filed a motion seeking reconsideration of the stay order. On April 27, 2004, the District Court issued a verbal ruling maintaining the stay. Atrix believes the claims are without merit and intends to defend against them vigorously.

NOTE 9. SHAREHOLDERS’ EQUITY

During the quarter ended March 31, 2004 the Company issued 127,000 employee stock options with exercise prices ranging from $24.78 to $27.09 under the 2000 Stock Incentive Plan. (See Note 6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional detail about this plan.) All options were issued at the stock closing price on the date the options were granted. During the quarter ended March 31, 2003, 38,900 options were issued with exercise prices ranging from $10.53 to $16.52 under the 2000 Stock Incentive Plan. During the quarter ended March 31, 2004, 37,856 options were forfeited under the 2000 Stock Incentive Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things: (1) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (2) the results of current and future clinical trials; (3) the time and expenses associated with the regulatory approval process for products; (4) the safety and effectiveness of our products and technologies; (5) the Company’s expectation that its marketing partners will be able to successfully market its products; (6) its expectation of receiving royalties on sales of its products and its plans to manufacture certain of its products at its facility in Fort Collins, Colorado; and (7) the timing of new product launches. The success of our business operations is dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under “Item 1.-Business-Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Atrix Laboratories, Inc. and its subsidiaries are collectively referred to herein as “Atrix,” “the Company,” “we,” “our” or “us.” Incorporated in Delaware in 1986, we are an emerging specialty pharmaceutical company focused on advanced drug delivery. With unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology and dermatology products. We also form strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing our various drug delivery systems and/or to commercialize our products. Current significant strategic alliances include, Sanofi-Synthelabo Inc., Fujisawa Healthcare, Inc., Sandoz, Inc., Pfizer Inc., Aventis, Sosei Co. Ltd., MediGene AG and Yamanouchi, Mayne Pharma, Tecnofarma, Han All Pharmaceutical Co., Ltd. and CollaGenex Pharmaceuticals, Inc.

Our drug delivery systems deliver controlled amounts of drugs in various time frames to address a range of therapeutic and patient needs. Atrigel is our original proprietary sustained release biodegradable polymer drug delivery system. We believe that the Atrigel system may provide benefits over traditional methods of drug administration such as safety and effectiveness, ease of use, site-specific or systemic delivery, customized release rates and biodegradability. Our four additional drug delivery systems are SMP™, MCA™, BCP™ and BEMA™.

Recent Developments

The following discussion highlights significant events for our company during and following the three months ended March 31, 2004:

     Financial and legal events

We filed a shelf registration statement in January 2004 with the Securities and Exchange Commission, or SEC, which will permit us to offer and sell up to $150 million of our common stock, preferred stock or debt securities. Currently, no common, preferred shares or debt securities have been issued under this shelf registration statement.

In March 2004, the U.S. District Court for the Northern District of Illinois issued an order granting our motion to stay the patent infringement suit filed by TAP Pharmaceutical Products, Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd., involving our Eligard products. On March 18, 2004, the plaintiffs filed a motion seeking reconsideration of the stay order. On April 27, 2004, the District Court issued a verbal ruling maintaining the stay.

     Atrisone acne product

In January 2004, we announced the completion of two pivotal Phase III clinical efficacy studies for our Atrisone acne product. We expect to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Atrisone in the third quarter of 2004.

     Eligard 45-mg six-month product

In February 2004, we submitted an NDA to the FDA for our Eligard 45-mg six-month prostate cancer product.

     Eligard international

MediGene AG, the European licensee for our Eligard prostate cancer products named Yamanouchi as its pan-European marketing partner in January 2004. In January 2004, MediGene received marketing authorization from the German pharmaceutical regulatory authority, Bundesinstitut fur Arzneimittel und Medizinprodukte, or BfArM, for our Eligard 22.5-mg three-month prostate cancer product. In May 2004, we announced the launch of our Eligard 7.5-mg and Eligard 22.5-mg one- and three-month products in Germany by our partner Yamanouchi.

We entered into an exclusive licensing agreement with Han All Pharmaceutical Co., Ltd. in January 2004 to develop and commercialize our Eligard products in Korea.

Sanofi-Synthelabo Canada, our licensee, received notice of compliance, or NOC, from the Therapeutic Products Directorate of Health Canada for our Eligard 30-mg four-month product in February 2004. Sanofi-Synthelabo Canada will be responsible for marketing the product in Canada.

     Generic dermatology products

We announced that we received FDA approval in January 2004 for our Abbreviated New Drug Application, or ANDA, for Betamethasone Dipropionate Cream USP, 0.05% (Augmented). Our product is the AB-rated generic to Diprolene® AF Cream 0.05% brand of augmented betamethasone dipropionate, which is marketed by Schering Plough Corporation. This product is a topical corticosteroid product used primarily in managing inflammatory skin conditions. Additionally, we announced in January 2004 that we received tentative approval from the FDA for Mometasone Furoate Topical Solution USP, 0.1%, an AB-rated generic of Elocon® lotion 0.1%. The patent on this product expires in 2007.

In March 2004, we received approval from the FDA for our ANDA for 3% erythromycin / 5% benzoyl peroxide, or E/BP. In August 2003, we announced we received a non-approval notification for this product. This approval is a reversal of that previous decision. Our product is the AB-rated generic to Benzamycin® topical gel which is marketed by Dermik Laboratories. This AB-rated product represents the first approval for a generic version of this anti-acne medication. Sandoz will market this new E/BP product.

In April 2004, we received tentative approval from the FDA for our ANDA for Fluticasone Propionate Cream, 0.05%. Our product is the AB-rated generic to topical Cutivate® cream 0.05%, which is marketed by GlaxoSmithKline PLC. This product is typically used as a topical anti-inflammatory, anti-pruritic agent. The patent on Cutivate® cream expires on May 14, 2004. We currently have four ANDAs under review at the FDA.

     Other products

In January 2004, Pfizer completed the initial phase of clinical testing of CP-533,536, a novel bone growth product which uses our proprietary Atrigel drug delivery technology.

We entered into a limited feasibility agreement with Aventis SA in March 2004 to begin preliminary research on two proprietary Aventis compounds formulated in our Atrigel delivery system.

Principal Consolidated Statements of Operations Items

     Revenue

Net sales and royalties consist principally of sales and royalties from our Eligard products, the Atridox product and the generic dermatology products.

Contract research and development revenue consists principally of revenue we earn from unaffiliated third parties.

Licensing, marketing rights and milestone revenue consists principally of revenue earned on our Eligard prostate cancer products, our dental products, and our Atrisone acne product for the rights granted to our partners to sell our proprietary products in a defined territory for a defined period or for the achievement of a pre-determined milestone as defined in the applicable agreement.

     Operating expenses

Cost of sales consists principally of costs associated with the manufacture, packaging, storage, shipping, stability, and other product-related fees for the Eligard products, the Atridox product and the generic dermatology products.

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

Investment income consists principally of interest and dividends earned on available-for-sale marketable securities and money market accounts net of commissions, fees and other charges.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three Months Ended March 31,
Revenue	2004	2003	% Change
	(In thousands)
Net sales and royalties	$8,066	$3,219	151%
Contract research and development revenue	5,025	4,310	17%
Licensing, marketing rights and milestone revenue	2,093	1,931	8%

	$15,184	$9,460	61%

Total revenue for the three months ended March 31, 2004 was $15.2 million compared to $9.5 million for the three months ended March 31, 2003, representing a 61% increase. Net sales and royalties were $8.1 million for the three months ended March 31, 2004 compared to $3.2 million for the three months ended March 31, 2003, representing a 151% increase. For the first quarter of 2004, we recognized $7.0 million in sales and royalty revenue for our Eligard products in the U.S. market. This is a $5.2 million increase in sales and royalties of our Eligard products compared to the first quarter of 2003. We expect net sales and royalty revenues to increase in 2004 as the Eligard product line continues to gain market acceptance and as a result of a full year of product sales of our Eligard 30-mg four-month product launched in March 2003. The net sales and royalties will also be augmented with our expected increased sales of generic dermatology products.

Contract research and development revenue was $5.0 million for the three months ended March 31, 2004 compared to $4.3 million for the three months ended March 31, 2003, representing a 17% increase. This increase is primarily related to a $1.2 million increase in revenue from Sanofi-Synthelabo, Inc., Sosei Co. Ltd., and MediGene AG related to the Eligard six-month product. Additionally, revenue from Sandoz increased $0.5 million in the first quarter of 2004 as a result of increased activity on generic dermatology products. These increases were partially offset by a $1.0 million decrease in revenue from Fujisawa Healthcare Inc., related to the Atrisone acne product. We cannot be certain whether contract research and development revenue from our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses being incurred may vary. Accordingly, the amount and timing of revenue recognition may vary depending on the terms of the corresponding agreements. In the near term, we expect research and development revenue to decrease due to the filing of the Eligard six-month product and the conclusion of the Atrisone clinical trials.

Licensing, marketing rights and milestone revenue for the three months ended March 31, 2004 was $2.1 million compared to $1.9 million for the three months ended March 31, 2003, representing an 8% increase. This increase is primarily related to the recognition of $0.2 million in additional milestone revenue for our Eligard products under the agreement with Sanofi-Synthelabo Inc. We expect licensing, marketing rights and milestone revenue to increase slightly in 2004 as a result of a full year of revenue recognition from licensing and milestone payments received from our marketing partners in 2003 and recognition of revenue for licensing and milestone payments that we may receive in the year ended December 31, 2004 from our current or future partners. All licensing, marketing rights and milestone payments received are initially reported as deferred revenue and recognized as licensing revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated.

	Three Months Ended March 31,
Operating expenses	2004	2003	% Change
	(In thousands)
Cost of sales	$3,163	$1,428	121%
Research and development	8,661	8,692	—
Administrative and marketing	2,347	2,877	(18%)

	$14,171	$12,997	9%

Cost of sales for the three months ended March 31, 2004 was $3.2 million compared to $1.4 million for the three months ended March 31, 2003, representing a 121% increase. The increase primarily relates to the costs associated with sales of our Eligard 7.5-mg one-month, Eligard 22.5-mg three-month and Eligard 30-mg four-month products. We expect that cost of sales will increase in line with our expected revenue growth.

Research and development expenses were $8.7 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003. We expect that research and development expenses for the remainder 2004 will decrease compared to the quarter ending March 31, 2004 due to the filing of the Eligard six-month product and the conclusion of the Atrisone clinical trials.

Administrative and marketing expenses for the three months ended March 31, 2004 were $2.3 million compared to $2.9 million for the three months ended March 31, 2003, representing a decrease of 18%. We expect that our administrative and marketing expenses will increase for the foreseeable future as we continue to grow.

	Three Months Ended March 31,
Other Income (Expense)	2004	2003	% Change
	(In thousands)
Equity in loss of joint venture	$—	$(74)	—
Investment income, net	648	739	(12)%
Gain on sale and write-down of marketable securities, net	871	120	626%
Gain on exchange rates	345	—	—
Other	7	1	—

	$1,871	$786	138%

We recognized a loss of $0.1 million for the three months ended March 31, 2003 for our 80.1% equity share in the loss of Transmucosal Technologies, Ltd., our joint venture with Elan. In September 2003, we terminated our joint venture with Elan and, therefore, will not recognize any future equity loss charges for Transmucosal Technologies, Ltd.

Investment income for the three months ended March 31, 2004 was $0.6 million compared to $0.7 million for the three months ended March 31, 2003, representing a 12% decrease. The decrease was primarily the result of lower interest rates on investments in the first quarter of 2004 compared to the first quarter of 2003. Additionally, our average cash, cash equivalents and available-for-sale marketable securities balance was slightly lower in the first quarter of 2004 compared to the first quarter of 2003. We expect investment income to increase in 2004 primarily as a result of anticipated increased balances of cash and cash equivalents and marketable securities as compared to 2003 balances.

Gain on sale and write-down of available-for-sale marketable securities, net for the three months ended March 31, 2004 was $0.9 million compared to a gain on sale of available-for-sale marketable securities of $0.1 million for the three months ended March 31, 2003. We realized a gain on sale of available-for-sale marketable securities of $1.0 million in the first quarter of 2004 due to the sale of 270,228 shares of CollaGenex common stock. Additionally, we recorded a permanent impairment charge of $0.2 million for two of our mutual bond fund holdings in the first quarter of 2004. As of March 31, 2004, we held 24,761 shares of CollaGenex common stock. We cannot be certain whether we will incur gains or losses on the sale of available-for-sale marketable securities in the future.

We recognized $0.3 million in exchange rate gain related to the closing of our United Kingdom subsidiary during the first quarter of 2004. This translation gain was the result of the elimination of accounts payable and accounts receivable balances as of January 2004, between the parent company, the United Kingdom and the Germany subsidiaries, and the subsequent consolidation of the United Kingdom balance sheet into the parent company balance sheet, using the current exchange rates at that date.

     Accretion of Dividends

We recognized $0.3 million for accretion of dividends on the Series A Convertible Exchangeable Preferred Stock and a charge of $0.2 million for the related beneficial conversion feature for the three months ended March 31, 2004 compared to $0.2 million for accretion of dividends for the three months ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $23.6 million, available-for-sale marketable securities (at fair value) of $80.6 million, net accounts receivable of $9.5 million, inventories of $12.2 million and other current assets of $2.4 million for total current assets of $128.3 million. We had accounts payable of $3.8 million, short-term deferred revenue of $10.6 million and other current liabilities of $1.3 million for total current liabilities of $15.6 million, which resulted in working capital of $112.7 million.

During the three months ended March 31, 2004, net cash provided by operating activities was $2.1 million. This was primarily the result of the net income for the period of $2.9 million, adjusted for certain non-cash income and expenses, and changes in operating assets and liabilities as set forth in the consolidated statements of cash flows. Included in changes in operating assets and liabilities was a cash inflow of $1.4 million for accounts payable and a cash inflow of $0.6 million for accounts receivable. We recognized a cash inflow from the receipt of certain contract research and development payments of $0.5 million, offset by amortization of deferred revenue of $2.1 million. Other significant non-cash items included $0.9 million primarily related to the gain recognized on the sale of 270,228 shares of CollaGenex common stock.

Net cash provided by investing activities was $0.5 million during the three months ended March 31, 2004. Cash provided by investing activities was primarily the result of net available-for-sale marketable securities activity, which resulted in a cash inflow of $0.7 million as a result of the maturity and sale of marketable securities of $14.7 million, offset by $14.0 million to fund the purchases of various marketable securities. Additionally, $0.2 million was used to fund our capital expenditures for the three months ended March 31, 2004. During the three months ended March 31, 2004, various marketable securities were sold, matured or were called and the majority of proceeds were subsequently reinvested in U.S. government securities and high rated corporate notes.

Net cash provided by financing activities was $1.3 million during the three months ended March 31, 2004. This was primarily the result of proceeds from issuance of equity securities of $1.3 million in conjunction with the exercise of incentive stock options.

We have a revolving line of credit with a bank that expires in May 2004. Under the terms of the line of credit, we may borrow up to $1.0 million. Borrowings under the line bear interest at the prime rate and are subject to financial covenants requiring us to maintain certain levels of net worth and liquidity. Additionally, in July 2003, we established a $1.0 million line of credit with another bank. The second line of credit expires in June 2004. Borrowings under the second line of credit bear interest at the prime rate plus 1/2%. As of March 31, 2004, there was no obligation outstanding under either of these lines of credit.

We have historically funded our operations through debt and equity offerings, payments received for licenses, milestones, research and development support under contractual arrangements and product sales and royalties. We anticipate future funding of our operations to be achieved through continued licensing fees, milestone payments and net sales and royalties of our products. At March 31, 2004, we had $23.6 million of cash and cash equivalent investments and $80.6 million of available-for-sale marketable securities (at fair value) to fund future operations and capital requirements. Our available-for-sale marketable securities include primarily U.S. government securities, diversified bond mutual funds and investment grade corporate obligations. Our portfolio of corporate debt is diversified and, under our policy, we initially invest only in investment grade corporate obligations. We believe the quality of the notes we hold and the diversity of our portfolio mitigates our credit and market risks; however, from time to time we have experienced investment losses as some of the issuers of our investment grade corporate notes have declared bankruptcy.

We filed a shelf registration statement with the Securities and Exchange Commission in January 2004 which permits us to offer and sell up to $150 million of our common stock, preferred stock or debt securities. While we believe that we have adequate liquidity and capital resources to fund our operations and capital requirements for the foreseeable future, we may have to raise additional funds to complete the development of our technologies as discussed below. In the normal course of business, we may investigate, evaluate, and discuss acquisitions, joint ventures, strategic alliance relationships and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, we may consider using then-available cash or cash equivalents or issuing equity or other securities.

At December 31, 2003 we had available for federal income tax purposes, net operating loss carryforwards of $108.5 million, of which $6.2 million relates to foreign losses available for carryforward. Additionally, we had research and development tax credits of $4.1 million, which expire through 2023. At December 31, 2003, we had $4.7 million of deferred tax assets included in the total deferred tax asset for net operating loss carryforwards that resulted from the benefits from the exercise of employee stock options of $12.6 million, which when subsequently recognized will be allocated to additional paid-in capital. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized if certain changes in our ownership occur.

Future Capital Requirements

Our long-term capital expenditure requirements will depend on numerous factors, including:

•	the number of products in our pipeline,

•	the progress of our research and development programs,

•	the time required to file and process regulatory approval applications,

•	the development of our commercial manufacturing facilities,

•	the potential for expenses related to the implementation of a specialty sales force,

•	our ability to obtain additional licensing arrangements,

•	the demand for our products, and

•	the competitive environment of the products we are developing.

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

     Research and development

The following table summarizes research and development activities funded (in whole or in part) by our collaborators, as well as research and development activities funded solely by us, for the years ended December 31, 2003, 2002 and 2001 and the three months ended March 31, 2004, including research and development costs inception-to-date and estimated completion dates and costs (in thousands):

						Total
						Funded		Anticipated
					Expenses	Expenses-	Anticipated	Costs to
	Expenses	Expenses	Expenses	Expenses	Inception-	Inception-	Completion	Completion
Technology	2001	2002	2003	2004*	to-Date	to-Date	(to market)	(to market)
Atrigel	$13,727	$13,011	$9,847	$3,285	$39,870	$17,205	2004—2009	$30,861
SMP	4,604	6,547	14,580	2,630	28,361	18,935	2005	5,172
Other	7,304	13,181	11,851	2,746	35,082	17,344	2004—2007	60,410

Total	$25,635	$32,739	$36,278	$8,661	$103,313	$53,484		$96,443

Funded in whole or in part by our collaborators	$10,626	$18,721	$29,685	$6,479	$65,511
Funded 100% by Atrix	15,009	14,018	6,593	2,182	37,802

Total	$25,635	$32,739	$36,278	$8,661	$103,313

*For the three months ended, March 31, 2004

The predominate product lines included under the Atrigel technology are the Eligard products and the dental products which comprised 34% and 54%, respectively, of the expenses from inception-to-date. Recently, the Eligard products comprised more of the research and development effort with 64%, 59%, 62% and 76% of the 2001, 2002, 2003 and year-to-date 2004 Atrigel expenses, respectively. As our dental products have moved into the market, research and development expenses have stabilized and comprised 10%, 7% 3% and 3% of the 2001, 2002, 2003 and year-to-date 2004 Atrigel expenses, respectively. Of the expenses funded by third parties, 9% of funds received were to support the dental products, 64% of funds were to support the Eligard products, and 27% of funds were from direct support of research contracts with various companies.

The Atrisone acne product represents 100% of expenses and funding under the SMP technology. Other research and development expenses from inception-to-date represent efforts to introduce additional products into our product pipeline. Expenses related to develop generic dermatology products are also included in this category and represent 47% of expenses inception-to-date and 60% of the funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Recent Accounting Pronouncements

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (FAQ) issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s revenue recognition policies.

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

Critical Accounting Policies

Our critical accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies used in preparing our interim consolidated financial statements for the three months ended March 31, 2004 are the same as those described in our Annual Report on Form 10-K.

Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. Our critical accounting policies include those related to (1) principles of consolidation, (2) revenue recognition (3) research and development (4) inventory reserves and (5) stock-based compensation. With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information, which fairly depicts the results of operations for all periods presented.

Factors Affecting Our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	Our history of operating losses and the possibility of future losses.

•	Delay, difficulty, or failure in obtaining regulatory approval or clearance to market additional products, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•	Failure of corporate partners to develop or commercialize successfully our products or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between such corporate partners and us.

•	Inability to satisfy governmental regulations relating to the development of our product candidates may prevent us from obtaining or maintaining necessary regulatory approvals to commercialize our products.

•	Limited control in the sale and marketing of our products.

•	Competitive or market factors that may limit the use or broad acceptance of our products.

•	Cancellation or termination of material collaborative agreements and the resulting loss of research or other funding, or marketing, sales and distribution capabilities.

•	Exchange rate fluctuations that may adversely impact net income (loss).

•	Our ability to obtain, maintain and protect intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity.

•	Limited experience in manufacturing products on a commercial scale, failure to manufacture present and future products in compliance with applicable regulations and at an acceptable cost.

•	Dependence on one contract manufacturer involved in the production of our Eligard products.

•	Product liability or other claims against us, which may result in substantial damages or reduce demand for our products.

•	Our insurance policies are expensive and protect us only from some business risks, which may leave us exposed to significant, uninsured liabilities.

•	Our operations involve hazardous materials, which could subject us to significant liability.

•	Our ability to attract and retain highly qualified management, administrative and scientific personnel with pharmaceutical experience.

•	Failure to manage our rapid growth could harm our business.

For a discussion of these and other factors affecting our business and prospects, see “Item 1.—Business—Factors Affecting our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of our market risks, refer to the Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the information provided that would require additional information with respect to the three months ended March 31, 2004.

Item 4. CONTROLS AND PROCEDURES.

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On November 3, 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd. filed suit in U.S. District Court, Northern District of Illinois, Eastern Division, Tap Pharmaceutical Products, Inc., et al v. Atrix Laboratories, Inc., et al, alleging that the Eligard delivery system infringes a patent that claims, among other things, a biodegradable high molecular polymer, which patent is licensed to TAP Pharmaceuticals by the two other plaintiffs. The plaintiffs seek an injunction and unspecified damages. In March 2004, the U.S. District Court for the Northern District of Illinois issued an order granting our motion to stay the patent infringement suit filed by the plaintiffs involving our Eligard products. On March 18, 2004, the plaintiffs filed a motion seeking reconsideration of the stay order. On April 27, 2004, the District Court issued a verbal ruling maintaining the stay. We believe the claims are without merit and intend to defend against them vigorously.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In November 2002, our Board of Directors amended our September 17, 2001 stock repurchase program to provide for the acquisition of up to a maximum of $20.0 million of our common stock in the open market or in privately negotiated transactions under the program. Since the inception of the stock repurchase program on September 17, 2001 through December 31, 2003, we have repurchased a total of 866,800 shares of our common stock in the open market for $13.6 million, or an average price per share of $15.71. Because the program terminated as of December 31, 2003, no shares have been repurchased under the program since that date.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

Exhibit No.	Description
10.1	Change of Control Agreement dated April 5, 2004 between the Company and Michael R. Duncan

10.2	Change of Control Agreement dated April 5, 2004 between the Company and Stephen L. Warren

10.3	Change of Control Agreement dated April 5, 2004 between the Company and Gregory A. Gould

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

     (b) Reports on Form 8-K. We furnished the following Current Report on Form 8-K during the quarter ended March 31, 2004. The information provided under Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934:

•	Current Report on Form 8-K dated March 3, 2004, furnished to the Securities and Exchange Commission on March 3, 2004, under Item 12. Results of Operations and Financial Condition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRIX LABORATORIES, INC.
(Registrant)

May 6, 2004	By: /s/ David R. Bethune

David R. Bethune
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

May 6, 2004	By: /s/ Gregory A. Gould

Gregory A. Gould
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Change of Control Agreement dated April 5, 2004 between the Company and Michael R. Duncan

10.2	Change of Control Agreement dated April 5, 2004 between the Company and Stephen L. Warren

10.3	Change of Control Agreement dated April 5, 2004 between the Company and Gregory A. Gould

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer