Form 10-Q
period 2004-06-30
ATRIX LABORATORIES INC
filed 2004-08-06
CIK 809875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 30, 2004, was 22,107,693.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ATRIX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,804	$19,074
Marketable securities available-for-sale, at fair value	81,002	80,688
Accounts receivable, net of allowance for doubtful accounts of $76 and $1,019	14,325	10,235
Interest receivable	704	834
Inventories, net	11,826	11,516
Prepaid expenses and deposits	1,880	2,488

Total current assets	135,541	124,835

PROPERTY, PLANT AND EQUIPMENT, NET	22,048	21,855

OTHER ASSETS:
Goodwill	379	379
Intangible and other assets, net	3,039	2,789

Other assets, net	3,418	3,168

TOTAL ASSETS	$161,007	$149,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$4,474	$2,488
Accrued expenses and other	1,181	1,644
Deferred revenue	11,078	9,923

Total current liabilities	16,733	14,055

DEFERRED REVENUE AND OTHER	30,880	32,415

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.001 par value, 20,000 shares authorized; 15,291 and 14,770 shares issued and outstanding. Liquidation preference $15,772 and $15,240	—	—
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A preferred stock, $0.001 par value, 200,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 22,056,968 and 21,567,801 shares issued; 21,190,168 and 20,701,001 shares outstanding	22	22
Additional paid-in capital	279,168	270,157
Treasury stock, 866,800 shares, at cost	(13,616)	(13,616)
Accumulated other comprehensive income / (loss)	(1,266)	1,035
Accumulated deficit	(150,914)	(154,210)

Total shareholders’ equity	113,394	103,388

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161,007	$149,858

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Net sales and royalties	$11,991	$4,563	$20,057	$7,783
Contract research and development	4,773	5,689	9,798	9,999
Licensing, marketing rights and milestone	2,144	2,091	4,237	4,022

Total revenue	18,908	12,343	34,092	21,804

OPERATING EXPENSE:
Cost of sales	6,634	1,862	9,797	3,290
Research and development	7,963	9,277	16,624	17,969
Administrative and marketing	3,434	2,636	5,781	5,513

Total operating expense	18,031	13,775	32,202	26,772

INCOME (LOSS) FROM OPERATIONS	877	(1,432)	1,890	(4,968)

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	—	(4)	—	(77)
Investment income, net	657	681	1,305	1,420
Gain (loss) on sale and write-down of marketable securities, net	(346)	309	524	428
Gain on exchange rates	—	—	348	—
Other	(46)	(17)	(41)	(16)

Net other income	265	969	2,136	1,755

NET INCOME (LOSS)	1,142	(463)	4,026	(3,213)
Accretion of dividends and beneficial conversion feature charge on preferred stock.	(266)	(249)	(731)	(494)

Allocation of undistributed earnings to participating preferred stock	(46)	—	(162)	—
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$830	$(712)	$3,133	$(3,707)

Net income (loss) per common share:
Basic	$0.05	$(0.02)	$0.19	$(0.16)
Diluted	$0.05	$(0.02)	$0.18	$(0.16)

Accretion of dividends and beneficial conversion feature charge on preferred stock and allocation of undistributed earnings to participating preferred stock:
Basic and Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.03)
Net income (loss) applicable to common stock per common share:
Basic	$0.04	$(0.04)	$0.15	$(0.19)
Diluted	$0.04	$(0.04)	$0.14	$(0.19)

Weighted average common shares outstanding:
Basic	21,013,228	19,773,194	20,879,812	19,757,480
Diluted	22,406,199	19,773,194	22,117,040	19,757,480

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,026	$(3,213)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,605	1,570
Amortization of deferred revenue	(4,520)	(4,907)
Change in provision for inventory	(964)	—
Provision for doubtful accounts	76	170
Equity in loss of joint venture	—	77
Gain on sale and write-down of marketable securities, net	(523)	(428)
Gain on exchange rates	(346)	—
Other non-cash items	94	82
Net changes in operating assets and liabilities:
Accounts receivable	(4,165)	(1,058)
Interest receivable	129	161
Inventories	635	(2,484)
Prepaid expenses and deposits	608	(978)
Accounts payable	1,979	(5,145)
Accrued expenses and other	(462)	(28)
Deferred revenue	4,141	7,160

Net cash provided by (used in) operating activities	2,313	(9,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,503)	(6,564)
Investment in intangible and other assets	(416)	(395)
Proceeds from maturity and sale of marketable securities	30,958	23,189
Investment in marketable securities	(32,895)	(21,264)
Investment in joint venture	—	(207)

Net cash used in investing activities	(3,856)	(5,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	8,281	2,796
Payments to acquire treasury stock	—	(2,876)

Net cash provided by (used in) financing activities	8,281	(80)

NET EFFECT OF EXCHANGE RATE ON CASH	(8)	602

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,730	(13,740)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,074	30,698

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,804	$16,958

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

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and its subsidiaries (collectively referred to as “Atrix” or “the Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary, including normal recurring accruals, for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, reserves for excess or obsolete inventories and the term over which deferred revenues are recognized. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”), in the Company’s Annual Report on Form 10-K.

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

Atrix is an emerging specialty pharmaceutical company focused on advanced drug delivery. With unique patented drug delivery technologies, the Company is currently developing a diverse portfolio of products, including proprietary oncology and dermatology products. The Company also forms strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing various drug delivery systems and/or to commercialize products. These strategic alliances include collaborations with Sanofi-Synthelabo, Inc., Fujisawa Healthcare, Inc., Sandoz Inc., Pfizer Inc., Aventis, Sosei Co. Ltd., MediGene AG and Yamanouchi, Mayne Pharma, Tecnofarma, Han All, Arius Pharmaceuticals, Inc. and CollaGenex Pharmaceuticals, Inc.

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

     Revenue recognition

The Company recognizes revenue on product sales and contract manufacturing at the time of shipment when title to the product transfers and the customer bears risk of loss, the Company has evidence of an agreement, collection is reasonably assured and the price is fixed or determinable. Royalty revenue is recorded when product is shipped by licensees based on information provided by the licensee and royalty rates and formulas as specified in agreements with licensees. Generally, royalties are based on estimated net sales (gross sales less discounts, allowances and other items) of a product based on information supplied to the Company by the licensee and may require future revisions.

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

The following table summarizes the deferred revenue as of June 30, 2004 to be recognized as revenue during the second half of 2004 and the years ending December 31, 2005 through December 31, 2016 (amounts in thousands):

Amortization of
Years Ended December 31,	Deferred Revenue
2004 (July-December)	$4,622
2005	7,661
2006	5,257
2007	5,236
2008	5,220
2009	5,220
Thereafter	6,038

Total	$39,254

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

The following table summarizes research and development activities funded, in whole or in part, by our collaborators, as well as research and development activities funded by the Company (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Research and Development — Funded, in whole or in part	$6,329	$7,706	$12,676	$13,624
Research and Development — Funded, 100% by Atrix	1,634	1,571	3,948	4,345

Research and Development — Total	$7,963	$9,277	$16,624	$17,969

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

At June 30, 2004, the Company has four stock-based employee, and non-employee compensation plans, which are described more fully in Note 6 to the Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost is reflected in net income for options granted under those plans with an exercise price equal to the market value for the underlying common stock on date of grant. The following table illustrates the effect on net income (loss) applicable to common stock and basic and diluted income (loss) per common share if the Company had applied the fair value based method of SFAS No. 123 to stock-based compensation for the three and six months ended, June 30 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock, as reported	$830	$(712)	$3,133	$(3,707)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair-value based method	(2,656)	(1,767)	(5,635)	(3,535)

Pro forma net loss applicable to common stock	$(1,826)	$(2,479)	$(2,502)	$(7,242)

Net income (loss) applicable to common stock per common share:
— As reported, basic	$0.04	$(0.04)	$0.15	$(0.19)
— As reported, diluted	$0.04	$(0.04)	$0.14	$(0.19)
— Pro forma, basic	$(0.09)	$(0.13)	$(0.12)	$(0.37)
— Pro forma, diluted	$(0.08)	$(0.13)	$(0.12)	$(0.37)

The weighted-average Black-Scholes fair value per option granted during the six months ending June 30, 2004 and 2003 was $14.70 and $9.07, respectively. The weighted-average Black-Scholes fair value per option granted during the three months ending June 30, 2004 and 2003 was $14.62 and $9.21, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three and six months ending June 30, 2004 and 2003: no dividend yield, expected volatility of 68.3% for 2004 and 60.5% for 2003, risk free interest rates of 3.5% in 2004 and 5.0% in 2003, and expected life of three years for 2004 and five years for 2003.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We will apply the recognition and measurement guidance of EITF 03-01 in future periods and expect that the adoption will not have a material impact on our results of operations or financial condition.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (FAQ) issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s revenue recognition policies.

The EITF has issued EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 "Earnings Per Share” (EITF 03-6). EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by SFAS No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. The Company adopted EITF 03-6 in the period ended June 30, 2004. The adoption of EITF 03-6 reduced basic earnings per share for the six-month period ended June 30, 2004 by $0.01. The adoption of EITF 03-6 had no impact on the three-month period ended June 30, 2004 and pre-2004 earnings per share.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Inventories consist of the cost of materials, direct labor and overhead. Inventories include preclinical and clinical supplies that may be used either in products for sale or research and development activities. As of December 31, 2003 inventories included raw materials of $4.3 million related to research and development projects and no significant amount of work-in-process or finished goods inventory related to research and development projects. As of June 30, 2004 raw materials inventory of $3.8 million was related to research and development projects. These supplies are expensed as used in research and development projects. The Company had no inventory of finished goods or work-in-process related to research and development projects as of June 30, 2004. The components of inventories are as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Raw materials	$10,190	$9,292
Work in process	1,068	1,338
Finished goods	864	2,146
Reserves	(296)	(1,260)

	$11,826	$11,516

The $0.3 million increase in inventory during the first half of 2004 is primarily due to the purchase of raw materials related to the Eligard, Atrisone, Mometasone and Fluticasone products. The Company manufactured launch quantities of Erythromycin Benzoyl Peroxide, or E/BP, during the fourth quarter of 2002 and first quarter of 2003 prior to receiving FDA approval. In 2003, the Company recorded a reserve allowance of $1.0 million for this inventory in response to a non-approval letter received from the FDA. In March 2004, the Company received approval from the FDA for this product. This approval was a reversal of that previous decision and resulted in a shipment of $0.3 million of the E/BP product in March 2004. The remaining $0.7 million of fully reserved inventory for E/BP was outdated in May 2004 and subsequently the Company donated $0.6 million to charitable organizations and disposed of the remaining $0.1 million.

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) attributable to common shareholders per common share of stock is calculated by dividing net income (loss) attributable to common shareholders by the weighted average of vested common shares outstanding during each period. Diluted net income (loss) attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted average of common shares outstanding and other dilutive securities. Please see the “Recent Accounting Pronouncements,” section for more detailed information regarding the Emerging Issues Task Force Issue number 03-6 regarding the calculation of basic net income / (loss) per share.

Net income (loss) attributable to common shareholders is calculated by reducing net income (loss) by dividends earned on preferred securities. Our Series A convertible preferred stock dividends, although neither declared nor paid, are considered earned for these calculations. For the three and six months ended June 30, 2004, 1.4 and 1.2 million equivalent dilutive securities, respectively, were included in the fully diluted weighted-average number of common shares outstanding primarily related to the assumed conversion of incentive stock options and stock warrants held by Elan. Additionally, 0.9 and 0.8 million equivalent dilutive securities have been excluded from the fully diluted weighted average number of common shares outstanding due to the antidilutive effect of the assumed conversion of Series A Convertible Preferred Stock for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, 1.3 million and 1.1 million equivalent dilutive securities, respectively, were excluded from the weighted-average number of common shares outstanding primarily related to the assumed conversion of Elan Series A Convertible Preferred Stock, stock warrants held with Elan and incentive stock options, due to their antidilutive effect.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) applicable to common stock and certain changes in equity that are excluded from net income (loss) applicable to common stock, such as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive income for the six months ended June 30, 2004 was $1.0 million compared to a comprehensive loss of $2.5 million for the first half of 2003.

NOTE 7. TERMINATION OF JOINT VENTURE

On September 10, 2003, the Company entered into a termination agreement with Elan for the termination of the Company’s joint venture, Transmucosal Technologies, Ltd. Pursuant to the terms of the agreement, the Company acquired Elan’s preferred shares in Transmucosal Technologies, Ltd. in exchange for a royalty interest on certain future revenues and payments to the Company, if any, related to certain technology rights retained by the Company. The Company now owns 100% of Transmucosal Technologies, Ltd. The Company believes that the fair value of the future contingent royalty payments is not material and, accordingly, no liability has been reflected in the Company’s financial statements.

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

NOTE 8. LEGAL PROCEEDINGS

On November 3, 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit in U.S. District Court, Northern District of Illinois, Eastern Division, Tap Pharmaceutical Products, Inc., et al v. Atrix Laboratories, Inc., et al, alleging that the Eligard delivery system infringes a patent that claims, among other things, a biodegradable high molecular polymer, which patent is licensed to TAP Pharmaceuticals by the two other plaintiffs. The plaintiffs seek an injunction and unspecified damages. In March 2004, the U.S. District Court for the Northern District of Illinois issued an order granting our motion to stay the patent infringement suit filed by TAP Pharmaceutical Products, Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd., involving the Company’s Eligard products. On March 18, 2004, the plaintiffs filed a motion seeking reconsideration of the stay order. On May 3, 2004, the District Court issued a minute order denying plaintiff’s motion seeking reconsideration of the stay order. On May 17, 2004, TAP requested that the District Court allow TAP to file a motion for preliminary injunction. We have filed an opposition to that request, and the District Court has taken the issue under advisement. Atrix believes the claims are without merit and intends to defend against them vigorously.

On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH. The request alleges patent infringement and seeks an injunction preventing defendants from producing, offering, putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer (claim 1 of EP 0 202 065). On July 26, 2004, the Court denied plaintiff’s request for preliminary injunction.

On June 28, 2004 Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a complaint in the Regional Court Düsseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging patent infringement.

NOTE 9. SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2004 the Company issued 944,000 employee stock options with exercise prices ranging from $24.78 to $32.85 under the 2000 Stock Incentive Plan. (See Note 6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional detail about this plan.) All options were issued at the closing price of the Company’s common stock on the date the options were granted. During the six months ended June 30, 2004 the Company issued 479,279 shares of common stock related to the exercises of stock options that ranged in exercise price from $5.50 to $28.19 and increased shareholders equity by $8.0 million. The Company also issued 9,888 shares related to the Employee Stock Purchase Plan, which increased shareholders equity by $0.2 million.

As part of the announced proposed merger with QLT, Inc., the Company terminated the Employee Stock Purchase Plan (ESPP) during the second quarter of 2004. In addition, all outstanding stock options will become fully vested immediately prior to the date and time of the filing of a certificate of merger relating to the merger with the Secretary of State of the State of Delaware, in such form as required by, and executed in accordance with the relevant provisions of, the Delaware General Corporation Law.

NOTE 10. MERGER WITH QLT, INC.

On June 14, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QLT Inc., a company incorporated under the laws of the Province of British Columbia (“QLT”), and Aspen Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT. Under the terms of the Merger Agreement, Aspen Acquisition Corp., will merge with and into Atrix, following which Atrix will merge with and into Aspen Acquisition II Corp., another wholly owned subsidiary of QLT. Upon completion of the merger, each share of Atrix common stock issued and outstanding immediately prior to the merger (other than dissenting shares and shares held by Atrix, QLT or any of their respective subsidiaries) will be converted into the right to receive one QLT common share and $14.61 in cash (subject to possible adjustment to preserve the expected U.S. federal income tax treatment of the transaction). Pursuant to the terms of the Merger Agreement, each share of Atrix preferred stock will be converted into the right to receive the number of QLT common shares and the amount of cash that the holder would have been entitled to receive if the preferred stock had been converted into common stock immediately prior to the merger.

Upon completion of the merger, options to purchase shares of Atrix common stock will be assumed by QLT and become options to purchase QLT common shares. The exchange ratios and exercise prices will be determined pursuant to the Merger Agreement. In general, each option that is outstanding immediately prior to the merger will be amended so that immediately before the merger is completed the option vests and becomes fully exercisable. Any warrant outstanding immediately prior to the effective time of the merger will cease to represent a right to acquire shares of Atrix common stock and will automatically be converted into a warrant to purchase QLT’s common shares in accordance with its terms. Atrix will record the required pre-acquisition stock-based compensation charge related to the acceleration of vesting in its pre-acquisition financial statements.

The Merger Agreement provides that Atrix may be required to pay QLT a termination fee of $25 million in a number of circumstances, including termination by QLT following the Atrix board of directors’ withdrawal or adverse modification of its recommendation of the merger, or in certain circumstances where Atrix is acquired by another company or enters into an agreement to be acquired by another company. The Merger Agreement also provides that a party may be obligated to reimburse up to $2 million of the other party’s expenses in a number of circumstances. The merger is subject to customary closing conditions, including the approval of Atrix’s stockholders and QLT’s shareholders.

Costs relating to the merger for the three and six months ended June 30, 2004 were $1.3 million and were included in Administrative and Marketing expense.

In connection with QLT’s proposed acquisition of Atrix, QLT has filed with the SEC a registration statement on Form S-4, containing a joint proxy statement/prospectus and other relevant materials. Investors and security holders of QLT and Atrix are urged to read the preliminary joint proxy statement/prospectus regarding the transaction and the definitive joint proxy statement/prospectus when it becomes available, as well as other relevant materials because they will contain important information about QLT, Atrix and the transaction.

The preliminary joint proxy statement/prospectus on file with the SEC and the definitive joint proxy statement/prospectus and other relevant materials (when they become available), and any other documents filed by QLT or Atrix with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov. The definitive joint proxy statement/prospectus and other relevant materials (when they become available) will be mailed to stockholders of QLT and Atrix in advance of the special meetings to consider the transaction. In addition, investors and security holders may obtain free copies of the documents (when they become available) filed with the SEC by QLT by directing a request to: QLT Inc., Attn: Investor Relations, 887 Great Northern Way, Vancouver, BC, Canada, V5T 4T5. Investors and security holders may obtain free copies of the documents filed with the SEC by Atrix by contacting Atrix Laboratories, Inc., Attn: Investor Relations, 2579 Midpoint Drive, Fort Collins, CO, 80525.

QLT, Atrix and their respective executive officers and directors may be deemed to be participants in the solicitation of proxies from the stockholders of QLT and Atrix in favor of the transaction. Information about the executive officers and directors of QLT and their ownership of QLT common shares is set forth in the proxy statement for QLT’s 2004 Annual Meeting of Shareholders, which was filed with the SEC as Exhibit 99.1 to Form 10-K/A on April 28, 2004. Information about the executive officers and directors of Atrix and their ownership of Atrix common stock is set forth in the proxy statement for Atrix’s 2004 Annual Meeting of Stockholders, which was filed with the SEC on April 5, 2004. Investors and security holders may obtain more detailed information regarding the direct and indirect interests of QLT, Atrix and their respective executive officers and directors in the acquisition by reading the definitive joint proxy statement/prospectus regarding the transaction when it becomes available.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things: (1) whether we will receive, and the timing of, regulatory approvals or clearances to market potential products; (2) the results of current and future clinical trials; (3) the time and expenses associated with the regulatory approval process for products; (4) the safety and effectiveness of our products and technologies; (5) the Company’s expectation that its marketing partners will be able to successfully market its products; (6) its expectation of receiving royalties on sales of its products and its plans to manufacture certain of its products at its facility in Fort Collins, Colorado; (7) the timing of new product launches; and (8) risks relating to the proposed QLT merger, including the risk that the proposed acquisition fails to close due to closing conditions not being satisfied, the potential inability of the two parties to successfully execute their integration strategies or achieve planned synergies, and uncertainties regarding the two companies’ future operating results. The success of our business operations is dependent on factors such as the receipt and timing of regulatory approvals or clearances for potential products, the effectiveness of our marketing strategies to market our current and any future products, our ability to manufacture products on a commercial scale, the appeal of our mix of products, our success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the biotechnology and drug delivery industry and general economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below and under “Item 1.-Business-Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Atrix Laboratories, Inc. and its subsidiaries are collectively referred to herein as “Atrix,” “the Company,” “we,” “our” or “us.” Incorporated in Delaware in 1986, we are an emerging specialty pharmaceutical company focused on advanced drug delivery. With unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology and dermatology products. We also form strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing our various drug delivery systems and/or to commercialize our products. Current significant strategic alliances include, Sanofi-Synthelabo Inc., Fujisawa Healthcare, Inc., Sandoz, Inc., Pfizer Inc., Aventis, Sosei Co. Ltd., MediGene AG and Yamanouchi, Mayne Pharma, Tecnofarma, Han All Pharmaceutical Co., Ltd., Arius Pharmaceuticals, Inc. and CollaGenex Pharmaceuticals, Inc.

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

In July 2004, we announced a worldwide license agreement with Arius Pharmaceuticals, Inc. to develop and market our BEMA™ technology.

Recent Developments

The following discussion highlights significant events for our company during and following the six months ended June 30, 2004:

     QLT Merger

On June 14, 2004, we entered into an Agreement and Plan of Merger with QLT Inc., a company incorporated under the laws of the Province of British Columbia, and Aspen Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT. Under the terms of the merger agreement, Aspen Acquisition Corp., will merge with and into Atrix, following which we will merge with and into Aspen Acquisition II Corp., another wholly owned subsidiary of QLT. Upon completion of the merger, each share of our common stock issued and outstanding immediately prior to the merger (other than dissenting shares and shares held by us, QLT or any of our respective subsidiaries) will be converted into the right to receive one QLT common share and $14.61 in cash (subject to possible adjustment to preserve the expected U.S. federal income tax treatment of the transaction). Pursuant to the terms of the merger agreement, each share of our preferred stock will be converted into the right to receive the number of QLT common shares and the amount of cash that the holder would have been entitled to receive if the preferred stock had been converted into common stock immediately prior to the merger.

Upon completion of the merger, options to purchase shares of our common stock will be assumed by QLT and become options to purchase QLT common shares. The exchange ratios and exercise prices will be determined pursuant to the merger agreement. In general, each option that is outstanding immediately prior to the merger will be amended so that immediately before the merger is completed the option vests and becomes fully exercisable. Any warrant outstanding immediately prior to the effective time of the merger will cease to represent a right to acquire shares of our common stock and will automatically be converted into a warrant to purchase QLT’s common shares in accordance with its terms.

The merger is subject to customary closing conditions, including the approval of our stockholders and QLT’s shareholders.

In connection with QLT’s proposed acquisition of Atrix, QLT has filed with the SEC a registration statement on Form S-4, containing a joint proxy statement/prospectus and other relevant materials. Investors and security holders of QLT and Atrix are urged to read the preliminary joint proxy statement/prospectus regarding the transaction and the definitive joint proxy statement/prospectus when it becomes available, as well as other relevant materials because they will contain important information about QLT, Atrix and the transaction.

The preliminary joint proxy statement/prospectus on file with the SEC and the definitive joint proxy statement/prospectus and other relevant materials (when they become available), and any other documents filed by QLT or Atrix with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov. The definitive joint proxy statement/prospectus and other relevant materials (when they become available) will be mailed to stockholders of QLT and Atrix in advance of the special meetings to consider the transaction. In addition, investors and security holders may obtain free copies of the documents (when they become available) filed with the SEC by QLT by directing a request to: QLT Inc., Attn: Investor Relations, 887 Great Northern Way, Vancouver, BC, Canada, V5T 4T5. Investors and security holders may obtain free copies of the documents filed with the SEC by Atrix by contacting Atrix Laboratories, Inc., Attn: Investor Relations, 2579 Midpoint Drive, Fort Collins, CO, 80525.

QLT, Atrix and their respective executive officers and directors may be deemed to be participants in the solicitation of proxies from the stockholders of QLT and Atrix in favor of the transaction. Information about the executive officers and directors of QLT and their ownership of QLT common shares is set forth in the proxy statement for QLT’s 2004 Annual Meeting of Shareholders, which was filed with the SEC as Exhibit 99.1 to Form 10-K/A on April 28, 2004. Information about the executive officers and directors of Atrix and their ownership of Atrix common stock is set forth in the proxy statement for Atrix’s 2004 Annual Meeting of Stockholders, which was filed with the SEC on April 5, 2004. Investors and security holders may obtain more detailed information regarding the direct and indirect interests of QLT, Atrix and their respective executive officers and directors in the acquisition by reading the definitive joint proxy statement/prospectus regarding the transaction when it becomes available.

     Shelf Registration Statement

We filed a shelf registration statement in January 2004 with the Securities and Exchange Commission, or SEC, which will permit us to offer and sell from time to time up to $150 million of our common stock, preferred stock or debt securities. Currently, no common shares or debt securities have been issued under this shelf registration statement.

     Legal Proceedings

On November 3, 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit in U.S. District Court, Northern District of Illinois, Eastern Division, Tap Pharmaceutical Products, Inc., et al v. Atrix Laboratories, Inc., et al, alleging that the Eligard delivery system infringes a patent that claims, among other things, a biodegradable high molecular polymer, which patent is licensed to TAP Pharmaceuticals by the two other plaintiffs. The plaintiffs seek an injunction and unspecified damages. In March 2004, the U.S. District Court for the Northern District of Illinois issued an order granting our motion to stay the patent infringement suit filed by TAP Pharmaceutical Products, Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd., involving the Company’s Eligard products. On March 18, 2004, the plaintiffs filed a motion seeking reconsideration of the stay order. On May 3, 2004, the District Court issued a minute order denying plaintiff’s motion seeking reconsideration of the stay order. On May 17, 2004, TAP requested that the District Court allow TAP to file a motion for preliminary injunction. We have filed an opposition to that request, and the District Court has taken the issue under advisement. Atrix believes the claims are without merit and intends to defend against them vigorously.

On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH. The request alleges patent infringement and seeks an injunction preventing defendants from producing, offering, putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer (claim 1 of EP 0 202 065). On July 26, 2004, the Court denied plaintiff’s request for preliminary injunction.

On June 28, 2004 Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a complaint in the Regional Court Düsseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging patent infringement.

     Dapsone (Atrisone) Acne Product

In January 2004, we announced the completion of two pivotal Phase III clinical efficacy studies for our dapsone (Atrisone) acne product. We expect to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for dapsone topical gel in the third quarter of 2004.

     Eligard 45-mg six-month product

In February 2004, we submitted an NDA to the FDA for our Eligard 45-mg six-month prostate cancer product.

     Eligard international

On January 9, 2004, we entered into a Tripartite Agreement with MediGene Aktiengessellschaft and Yamanouchi U.K. Limited whereby MediGene, the European licensee for our Eligard prostate cancer products, named Yamanouchi as its pan-European marketing partner. In January 2004, MediGene received marketing authorization from the German pharmaceutical regulatory authority, Bundesinstitut fur Arzneimittel und Medizinprodukte, or BfArM, for our Eligard 22.5-mg three-month prostate cancer product. In May 2004, we announced the launch of our Eligard 7.5-mg and Eligard 22.5-mg one- and three-month products in Germany by our partner Yamanouchi.

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

Tecnofarma International Ltd., our Latin America licensee, received marketing authorization from the Mexican regulatory authorities for our one- and three-month Eligard products in May 2004. The Eligard 7.5-mg one-month product was launched in May 2004.

We entered into an exclusive licensing agreement with Ranbaxy Laboratories in June 2004 to commercialize our Eligard products in India.

In July 2004, Sanofi-Synthelabo Canada, our Canadian licensee, received marketing authorization from the Canadian regulatory authorities for our one-, three-, and four-month Eligard products within the Provinces of Quebec and Ontario.

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

In March 2004, we received approval from the FDA for our ANDA for 3% erythromycin / 5% benzoyl peroxide, or E/BP. Our product is the AB-rated generic to Benzamycin® topical gel which is marketed by Dermik Laboratories. This AB-rated product represents the first approval for a generic version of this anti-acne medication. Sandoz markets this new E/BP product.

In May 2004, we received approval from the FDA for our ANDA for Fluticasone Propionate Cream, 0.05%. Our product is the AB-rated generic to topical Cutivate® cream 0.05%, which is marketed by GlaxoSmithKline PLC. This product is typically used as a topical anti-inflammatory, anti-pruritic agent.

We announced in July 2004 that we received tentative approval from the FDA for Mometasone Furoate Cream USP, 0.1% an AB-rated generic of Elocon® cream 0.1%. The patent on this product expires in 2007.

We currently have three ANDAs and one supplemental ANDA under review at the FDA.

     Other products and technologies

In January 2004, Pfizer completed the initial phase of clinical testing of CP-533,536, a novel bone growth product which uses our proprietary Atrigel drug delivery technology.

We entered into a limited feasibility agreement with Aventis SA in March 2004 to begin preliminary research on two proprietary Aventis compounds formulated in our Atrigel delivery system.

In July 2004, we announced a worldwide license agreement with Arius Pharmaceuticals, Inc. to develop and market our BEMA™ technology, including our BEMA™ fentanyl product. All research and development related to the BEMA™ technology, including three existing Investigational New Drug Applications, or INDs, and certain manufacturing equipment will be transferred to Arius’ facilities. Under the terms of the agreement, we will receive a licensing fee from Arius. In addition, we may receive additional cash payments upon achievement of certain developmental and regulatory milestones, reimbursement for research and development support and royalties on commercial sales of all BEMA™ products.

Principal Consolidated Statements of Operations Items

     Revenue

Net sales and royalties consist principally of sales and royalties from our Eligard products, generic dermatology products and our Atridox product.

Contract research and development revenue consists principally of revenue we earn from unaffiliated third parties.

Licensing, marketing rights and milestone revenue consists principally of revenue earned on our Eligard prostate cancer products, our dental products, and our dapsone (Atrisone) acne product for the rights granted to our partners to sell our proprietary products in a defined territory for a defined period or for the achievement of a pre-determined milestone as defined in the applicable agreement.

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

Administrative and marketing expenses consist principally of personnel salaries and benefits, direct marketing costs, business development and corporate relations costs, professional, legal and consulting fees, insurance and general office expenses. During the three months ended June 30, 2004 costs related to the proposed merger with QLT, Inc. were $1.3 million and were included in the Administrative and Marketing expenses recognized on the Consolidated Statement of Operations.

     Other income and expense

Investment income consists principally of interest and dividends earned on available-for-sale marketable securities and money market accounts net of commissions, fees, other charges, losses on the sale of investments and other-than-temporary declines that have now been recognized on the Statement of Operations.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	Three Months Ended June 30,
Revenue	2004	2003	% Change
	(In thousands)
Net sales and royalties	$11,991	$4,563	163%
Contract research and development	4,773	5,689	(16)%
Licensing, marketing rights and milestone	2,144	2,091	3%

	$18,908	$12,343	53%

Total revenue for the three months ended June 30, 2004 was $18.9 million compared to $12.3 million for the three months ended June 30, 2003, representing a 53% increase. Net sales and royalties were $12.0 million for the three months ended June 30, 2004 compared to $4.6 million for the three months ended June 30, 2003, representing a 163% increase. For the second quarter of 2004, we recognized $9.9 million in sales and royalty revenue for our Eligard products. This is a $6.8 million increase in sales and royalties of our Eligard products compared to the second quarter of 2003. We expect net sales and royalty revenues to increase in 2004 compared to 2003 as the Eligard product line continues to gain market acceptance and as a result of a full year of product sales of our Eligard

30-mg four-month product launched in March 2003. The net sales and royalties will also be augmented with our expected increased sales of generic dermatology products.

Contract research and development revenue was $4.8 million for the three months ended June 30, 2004 compared to $5.7 million for the three months ended June 30, 2003, representing a 16% decrease. This decrease is primarily related to a $0.8 million decrease in revenue from Fujisawa Healthcare, Inc. as a result of the conclusion of dapsone topical gel (Atrisone) clinical trials in January 2004. Additionally, we realized a reduction of $0.4 million in revenue from Sanofi-Synthelabo, Inc., related to the Eligard six-month product as a result of the NDA filing in February 2004. Further, revenue from Sandoz decreased $0.2 million in the second quarter of 2004 as a result of reduced contract research and development work performed. We cannot be certain whether contract research and development revenue from our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses may vary. Accordingly, the amount and timing of revenue recognition may vary depending on the terms of the corresponding agreements. In the near term, we expect research and development revenue to decrease during the second half of 2004 compared to the first half of 2004 primarily due to the February 2004 filing of the Eligard six-month product and the January 2004 conclusion of the dapsone (Atrisone) clinical trials which we expect to file with the FDA during our third quarter.

Licensing, marketing rights and milestone revenue for the three months ended June 30, 2004 was $2.1 million compared to $2.1 million for the three months ended June 30, 2003. We expect licensing, marketing rights and milestone revenue to increase slightly in 2004 as a result of a full year of revenue recognition from licensing and milestone payments received from our marketing partners in 2003 and recognition of revenue for licensing and milestone payments that we have received and may receive in the year ended December 31, 2004 from our current or future partners. All licensing, marketing rights and milestone payments received are initially reported as deferred revenue and recognized as licensing revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated.

	Three Months Ended June 30,
Operating expenses	2004	2003	% Change
	(In thousands)
Cost of sales	$6,634	$1,862	256%
Research and development	7,963	9,277	(14)%
Administrative and marketing	3,434	2,636	30%

	$18,031	$13,775	31%

Cost of sales for the three months ended June 30, 2004 was $6.6 million compared to $1.9 million for the three months ended June, 2003, representing a 256% increase. Cost of sales as a percentage of net sales and royalties was 55% for the three months ended June 30, 2004 compared to 41% in the second quarter of 2003. The increase primarily relates to the costs of $3.3 million associated with increased sales of our Eligard 7.5-mg one-month, Eligard 22.5-mg three-month and Eligard 30-mg four-month products and the launch of our Eligard products in Germany. Because we record royalty revenue only after product is shipped by licensees based on information provided by the licensee, the Germany launch has not yet resulted in substantial royalty revenue recognition (see Note 2. Organization and Summary of Significant Accounting Policies — Revenue Recognition). As our sales pattern stabilizes following launch, we expect cost of sales should decrease as a percentage of net sales and royalties for Germany sales as royalties are more fully recognized. First time commercial sales of Erythromycin Benzoyl Peroxide and Fluticasone generic dermatology products added $1.4 million to cost of sales in the second quarter of 2004. Additionally, we recognized a charge of $0.4 million in the second quarter of 2004 as a result of certain product batches that failed to meet quality standards and were subsequently rejected and destroyed. Absent the specific items identified, we expect that cost of sales should decrease as a percentage of net sales and royalties in the future.

Research and development expenses were $8.0 million for the three months ended June 30, 2004 compared to $9.3 million for the three months ended June 30, 2003, representing a decrease of 14%. The decrease primarily relates to the NDA filing of Eligard six-month product in February 2004 and the conclusion of the dapsone (Atrisone) clinical trials in January 2004. We expect that research and development expenses for the remainder 2004 will decrease compared to the second half 2003, due to the filing of the Eligard six-month product and the conclusion of the dapsone topical gel (Atrisone) clinical trials.

Administrative and marketing expenses for the three months ended June 30, 2004 were $3.4 million compared to $2.6 million for the three months ended June 30, 2003, representing an increase of 30%. The increase was primarily due to the non-recurring $1.3 million for expenses associated with the pending merger with QLT. Absent the non-recurring cost for the proposed QLT merger, administrative and marketing expenses would have been $0.4 million less than the same period in 2003 primarily due to our reduced expenses in our Germany-based subsidiary, Atrix, GmbH, offset by increased expenses related to Sarbanes-Oxley Act of 2002 compliance efforts, which included hiring additional personnel, consultants and a specialty consulting firm. We expect that our administrative and marketing expenses should increase in the future as our operations continue to grow.

	Three Months Ended June 30,
Other Income (Expense)	2004	2003	% Change
	(In thousands)
Equity in loss of joint venture	$—	$(4)	—
Investment income, net	657	681	(4)%
Gain (loss) on sale and write-down of marketable securities, net	(346)	309	(212)%
Other	(46)	(17)	171%

	$265	$969	(73)%

Investment income for the three months ended June 30, 2004 was $0.7 million compared to $0.7 million for the three months ended June 30, 2003. We expect investment income to increase slightly in 2004 primarily as a result of anticipated increased balances of cash and cash equivalents and marketable securities as compared to 2003 balances.

Loss on sale and write-down of available-for-sale marketable securities, net for the three months ended June 30, 2004 was $0.3 million compared to a gain on sale of available-for-sale marketable securities of $0.3 million for the three months ended June 30, 2003. In the second quarter of 2004, we recognized an other-than-temporary decline of $0.2 million for four of our mutual bond fund holdings and recorded a loss on the sale of various mutual bond fund holdings of $0.2 million. We recognized these other-than-temporary decline charges according to guidance provided by Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115), which provides a three-step process to determine whether such an impairment charge is necessary. We determined that 1) the assets affected currently trade at values below our investment basis, 2) they have been trading below our basis for more than nine months and 3) these assets are held through bond funds, therefore, we cannot directly exercise our ability and intent to hold the underlying instruments within the funds until their value recovers or until maturity. Therefore, according to SFAS 115, we recognized the “Other-Than-Temporary Decline” impairment on those instruments. We cannot be certain whether we will incur gains or losses on the sale of available-for-sale marketable securities or recognize additional impairment charges in the future.

Accretion of Dividends

We recognized $0.3 million for accretion of dividends on the Series A Convertible Preferred Stock for the three months ended June 30, 2004 compared to $0.2 million for accretion of dividends for the three months ended June 30, 2003.

Net Income / (Loss) and Earnings / (Loss) Per Share

For the three months ended June 30, 2004 we had net income applicable to common stock of $0.8 million compared to a loss of $0.7 million in the second quarter of 2003. This represents fully diluted earnings per share of $0.04 for the three months ended June 30, 2004 compared to a loss of $0.04 in the second quarter of 2003.

If we had not incurred the non-recurring charges related to the QLT, Inc. proposed merger, we would have had net income of $2.2 million and $0.10 per share (fully diluted) for the three months ended June 30, 2004. This is calculated by adding back the non-recurring charges of $1.3 million to the reported $0.8 million net income attributable to common shares resulting in pro forma net income of $2.2 million divided by the weighted average common shares outstanding of 22,406,199 resulting in $0.10 per common share for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Six Months Ended June 30,
Revenue	2004	2003	% Change
	(In thousands)
Net sales and royalties	$20,057	$7,783	158%
Contract research and development	9,798	9,999	(2)%
Licensing, marketing rights and milestone	4,237	4,022	5%

	$34,092	$21,804	56%

Total revenue for the six months ended June 30, 2004 was $34.1 million compared to $21.8 million for the six months ended June 30, 2003, representing a 56% increase. Net sales and royalties were $20.1 million for the six months ended June 30, 2004 compared to $7.8 million for the six months ended June 30, 2003, representing a 158% increase. For the six months ended June 30, 2004, we recognized $16.9 million in sales and royalty revenue for our Eligard products. This is an $12.0 million increase in sales and royalties of our Eligard products compared to the first half of 2003. We expect net sales and royalty revenues to increase in 2004 compared to 2003 as the Eligard product line continues to gain market acceptance and as a result of a full year of product sales of our Eligard 30-mg four-month product launched in March 2003. The net sales and royalties will also be augmented with our expected increased sales of generic dermatology products.

Contract research and development revenue was $9.8 million for the six months ended June 30, 2004 compared to $10.0 million for the six months ended June 30, 2003, representing a 2% decrease. This decrease is primarily related to a $1.7 million decrease in revenue from Fujisawa Healthcare, Inc. as a result of the conclusion of dapsone (Atrisone) clinical trials in January 2004. This decrease was partially offset by a $0.9 million increase in revenue from Sanofi-Synthelabo, Inc., Sosei Co. Ltd., and MediGene AG related to the Eligard product line. Additionally, revenue from Sandoz increased $0.4 million in the first half of 2004 as a result of increased activity on generic dermatology products. We cannot be certain whether contract research and development revenue from our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses may vary. Accordingly, the amount and timing of revenue recognition may vary depending on the terms of the corresponding agreements. In the second half of 2004, we expect research and development revenue to decrease in comparison to the first half 2004 due to the February 2004 filing of the Eligard six-month product and the January 2004 conclusion of the dapsone (Atrisone) clinical trials which we expect to file with the FDA during our third quarter.

Licensing, marketing rights and milestone revenue for the six months ended June 30, 2004 was $4.2 million compared to $4.0 million for the six months ended June 30, 2003. We expect licensing, marketing rights and milestone revenue to increase slightly in 2004 as a result of a full year of revenue recognition from licensing and milestone payments received from our marketing partners in 2003 and recognition of revenue for licensing and milestone payments that we have received and may receive in the year ended December 31, 2004 from our current or future partners. All licensing, marketing rights and milestone payments received are initially reported as deferred revenue and recognized as licensing revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated.

	Six Months Ended June 30,
Operating expenses	2004	2003	% Change
	(In thousands)
Cost of sales	$9,797	$3,290	198%
Research and development	16,624	17,969	(7)%
Administrative and marketing	5,781	5,513	5%

	$32,202	$26,772	20%

Cost of sales for the six months ended June 30, 2004 was $9.8 million compared to $3.3 million for the six months ended June, 2003, representing a 198% increase. Cost of sales as a percent of net sales and royalties was 49% for the six months ended June 30, 2004 compared to 42% for the same period in 2003. The increase primarily relates to the costs of $5.2 million associated with increased sales of our Eligard 7.5-mg one-month, Eligard 22.5-mg three-month and Eligard 30-mg four-month products and the launch of our Eligard products in Germany. Because we record royalty revenue only after product is shipped by licensees based on information provided by the licensee, the

Germany launch has not yet resulted in substantial royalty revenue recognition (see Note 2. Organization and Summary of Significant Accounting Policies - Revenue Recognition). As our sales pattern stabilizes following launch, we expect cost of sales should decrease as a percentage of net sales and royalties for Germany sales as royalties are more fully recognized. First time commercial sales of Erythromycin Benzoyl Peroxide and Fluticasone generic dermatology products added $1.7 million to cost of sales during the first half of 2004. Additionally, we recognized a non-recurring charge of $0.4 million in the six months ended June 30, 2004 as a result of certain product batches that failed to meet quality standards and were subsequently rejected and destroyed. We expect that cost of sales should decrease as a percentage of net sales and royalties in the future.

Research and development expenses were $16.6 million for the six months ended June 30, 2004 compared to $18.0 million for the six months ended June 30, 2003, representing a decrease of 7%. The decrease primarily relates to the NDA filing of Eligard six-month product in February 2004 and the conclusion of the Atrisone clinical trials in January 2004. We expect that research and development expenses will decrease in the second half of 2004 in comparison to the second half of 2003 due to the NDA filing of the Eligard six-month product and the conclusion of the Atrisone clinical trials which we expect to file with the FDA in our third quarter.

Administrative and marketing expenses for the six months ended June 30, 2004 were $5.8 million compared to $5.5 million for the six months ended June 30, 2003, representing an increase of 5%. The increase is primarily due to the non-recurring $1.3 million for expenses associated with the proposed merger with QLT. Absent the non-recurring cost for the QLT, Inc. proposed merger, administrative and marketing expenses would have been $1.0 million less than the same period in 2003 primarily due to our reduced expenses in our Germany-based subsidiary, Atrix, GmbH offset by increased expenses related to Sarbanes-Oxley Act of 2002 compliance efforts, which included hiring additional personnel, consultants and a specialty consulting firm. We expect that our administrative and marketing expenses should increase in the future as our operations continue to grow.

	Six Months Ended June 30,
Other Income (Expense)	2004	2003	% Change
	(In thousands)
Equity in loss of joint venture	$—	$(77)	—
Investment income, net	1,305	1,420	(8)%
Gain on sale and write-down of marketable securities, net	524	428	22%
Gain on exchange rates	348	—	—
Other	(41)	(16)	156%

	$2,136	$1,755	22%

We recognized a loss of $0.1 million for the six months ended June 30, 2003 for our 80.1% equity share in the loss of Transmucosal Technologies, Ltd., our joint venture with Elan. In September 2003, we terminated our joint venture with Elan and, therefore, will not recognize any future equity loss charges for Transmucosal Technologies, Ltd.

Investment income for the six months ended June 30, 2004 was $1.3 million compared to $1.4 million for the six months ended June 30, 2003, representing an 8% decrease. The decrease was primarily the result of lower average interest rates on investments in the first half of 2004 compared to the first half of 2003. Our average cash, cash equivalents and available-for-sale marketable securities balance was slightly higher in the first half of 2004 compared to the first half of 2003, which partially offset the impact of the lower average interest rates. We expect investment income to increase in 2004 primarily as a result of anticipated increased balances of cash and cash equivalents and marketable securities as compared to 2003 balances.

Gain on sale and write-down of available-for-sale marketable securities, net for the six months ended June 30, 2004 was $0.5 million compared to a gain on sale of available-for-sale marketable securities of $0.4 million for the six months ended June 30, 2003. The gain on sale of available-for-sale marketable securities is primarily attributable to the sale of 278,528 shares of CollaGenex common stock, which resulted in a $1.1 million gain. The gain on sale of CollaGenex common stock was offset primarily by the recognition of other-than-temporary decline charges of $0.4 million for four mutual bond fund holdings. We recognized these other-than-temporary decline charges according to guidance provided by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115), which provides a three-step process to determine whether such an impairment charge is necessary. We determined that 1) the assets affected currently trade at values below our investment basis, 2) they have been trading below our basis for more than nine months and 3) these assets are held through bond funds, therefore, we cannot directly exercise our ability and intent to hold the underlying instruments within the funds until their value recovers or until maturity. Therefore, according to SFAS 115, we recognized the “Other-Than-Temporary Decline” impairment on those instruments. Additionally, we recognized a loss on sale of various mutual bond fund holdings of $0.2 million. The gain on sale of marketable securities in the six months ended June 30, 2003 was primarily due to the sale of certain government securities and corporate notes. We cannot be certain whether we will incur gains or losses on the sale of available-for-sale marketable securities or recognize additional impairment charges in the future.

We recognized $0.3 million in exchange rate gain related to the closing of our United Kingdom subsidiary during the first quarter of 2004. This translation rate gain was the result of the elimination of accounts payable and accounts receivable balances as of January 2004, between the parent company and the United Kingdom and the elimination of the balances between the United Kingdom and Germany subsidiaries, as well as the subsequent consolidation of the United Kingdom balance sheet into the parent company balance sheet, using the current exchange rates at that date.

     Accretion of Dividends and Beneficial Conversion Feature Charges

We recognized $0.5 million for accretion of dividends and a charge of $0.2 million for the related beneficial conversion feature on the Series A Convertible Preferred Stock for the six months ended June 30, 2004 compared to $0.5 million for accretion of dividends for the six months ended June 30, 2003.

Net Income / (Loss) and Earnings / (Loss) Per Share

For the six months ended June 30, 2004 we had net income applicable to common stock of $3.1 million compared to a loss of $3.7 million for the six months ended June 30, 2003. This represents fully diluted earnings per share of $0.14 for the six months ended June 30, 2004 compared to a loss of $0.19 for the six months ended June 30, 2003.

If we had not incurred the non-recurring charges related to the QLT, Inc. proposed merger, we would have had net income of $4.5 million and $0.20 per share (fully diluted) for the six months ended June 30, 2004. This is calculated by adding back the non-recurring charges of $1.3 million to the reported $3.1 million net income attributable to common shares resulting in pro forma net income of $4.5 million divided by the weighted average common shares outstanding of 22,117,040 resulting in $0.20 per common share for the six months ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $25.8 million, available-for-sale marketable securities (at fair value) of $81.0 million, net accounts receivable of $14.3 million, inventories of $11.8 million and other current assets of $2.6 million for total current assets of $135.5 million. We had accounts payable of $4.5 million, short-term deferred revenue of $11.1 million and other current liabilities of $1.2 million for total current liabilities of $16.7 million, which resulted in working capital of $118.8 million compared to $110.8 as of December 31, 2003. We expect our working capital condition should improve as a result of our increasing sales, profitability and from proceeds from issuance of stock related to stock option exercises.

During the six months ended June 30, 2004, net cash provided by operating activities was $2.3 million. This was primarily the result of net income for the period of $4.0 million and an increase in accounts payable of $2.0 million resulting from our growing operations. These sources of cash were offset by increases in accounts receivable of $4.1 million resulting from our increasing sales and recognition of losses on certain investments as set forth in the consolidated statements of cash flows. Accounts payable increased during the period as a result of the continuing growth of our operations and represents 13% of total revenue for the first half of 2004 compared to 11% in 2003. Accounts receivable also increased during the period as a result of the continuing growth of our operations and represented 42% of sales for the first half of 2004 compared to 33% for 2003. We also recognized a cash inflow from the receipt of certain licensing fees, milestone events and contract research and development payments of $4.1 million, offset by amortization of deferred revenue of $4.5 million. Other significant non-cash items included $1.6 million primarily related to the depreciation and amortization expense recognized on property, plant and equipment and patents.

Net cash used in investing activities was $3.9 million during the six months ended June 30, 2004. Cash used in investing activities was primarily the result of net available-for-sale marketable securities activity, which resulted in a cash outflow of $1.9 million as a result of the maturity and sale of marketable securities of $31.0 million, offset by $32.9 million to fund the purchases of various marketable securities. We continue to manage our cash and marketable securities to provide adequate liquidity to fund our growing operations while striving to realize acceptable returns on invested capital within risk tolerances determined by us. Additionally, $1.5 million was used to fund our capital expenditures for the six months ended June 30, 2004. During the six months ended June 30, 2004, various marketable securities were sold, matured or were called and the majority of proceeds were subsequently reinvested in U.S. government securities and high rated corporate notes.

Net cash provided by financing activities was $8.3 million during the six months ended June 30, 2004. This was primarily the result of proceeds from issuance of equity securities of $8.3 million in conjunction with the exercise of incentive stock options.

We had a $1.0 million revolving line of credit with a bank that expired in May 2004 and in June 2004 we renewed a $1.0 million line of credit with another bank. The renewed line of credit expires in June 2005. Borrowings under the renewed line of credit bear interest at the prime rate plus 1/2%. As of June 30, 2004, there was no obligation outstanding under this line of credit.

We have historically funded our operations through debt and equity offerings, payments received for licenses, milestones, research and development support under contractual arrangements and product sales and royalties. We anticipate future funding of our operations to be achieved through continued licensing fees, milestone payments and net sales and royalties of our products. At June 30, 2004, we had $25.8 million of cash and cash equivalent investments and $81.0 million of available-for-sale marketable securities (at fair value) to fund future operations and capital requirements. Our available-for-sale marketable securities include primarily U.S. government securities, diversified bond mutual funds and investment grade corporate obligations. Our portfolio of corporate debt is diversified and, under our policy, we initially invest only in investment grade corporate obligations. We believe the quality of the notes we hold and the diversity of our portfolio mitigates our credit and market risks; however, from time to time we have experienced investment losses. During the three and six months ended June 30, 2004, we recognized other-than-temporary declines of $0.2 million and $0.4 million, respectively. We recognized these other-than-temporary decline charges according to guidance provided by SFAS 115, which provides a three-step process to determine whether such an impairment charge is necessary. We determined that 1) the assets affected currently trade at values below our investment basis, 2) they have been trading below our basis for more than nine months and 3) these assets are held through bond funds, therefore, we cannot directly exercise our ability and intent to hold the underlying instruments within the funds until their value recovers or until maturity. Therefore, according to SFAS 115, we recognized the “Other-Than-Temporary Decline” impairment on those instruments.

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

At December 31, 2003 we had available for federal income tax purposes, net operating loss carryforwards of $108.5 million, of which $6.2 million relates to foreign losses available for carryforward. Additionally, we had research and development tax credits of $4.1 million, which expire through 2023. At December 31, 2003, we had $4.7 million of deferred tax assets included in the total deferred tax asset for net operating loss carryforwards that resulted from the benefits from the exercise of employee stock options of $12.6 million, which when subsequently recognized will be allocated to additional paid-in capital. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized if certain changes in our ownership occur. We are not aware of any changes since December 31, 2003.

Commitments

There have been no material changes in our contractual obligations and commercial commitments from those reported at December 31, 2003 in our Annual Report on Form 10-K.

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

      Research and development expenses

The following table summarizes research and development activities funded (in whole or in part) by our collaborators, as well as research and development activities funded solely by us, for the years ended December 31, 2003, 2002 and 2001 and the six months ended June 30, 2004, including research and development costs inception-to-date and estimated completion dates and costs (in thousands):

						Total		Anticipated
						Funded	Anticipated	Costs to
	Expenses	Expenses	Expenses	Expenses	Expenses	Expenses-Inception-	Completion	Completion
Technology	2001	2002	2003	2004*	Inception-to-Date	to-Date	(to market)	(to market)
Atrigel	$13,727	$13,011	$9,847	$5,696	$123,564	$19,633	2004-2009	$29,822
SMP	4,604	6,547	14,580	5,389	36,537	20,943	2005	2,406
Other	7,304	13,181	11,851	5,539	56,558	17,652	2004-2007	58,538

Total	$25,635	$32,739	$36,278	$16,624	$216,659	$58,228		$90,766

Funded in whole or in part by our collaborators	$10,626	$18,721	$29,685	$12,676
Funded 100% by Atrix	15,009	14,018	6,593	3,948

Total	$25,635	$32,739	$36,278	$16,624

*For the six months ended, June 30, 2004

The predominate product lines included under the Atrigel technology are the Eligard products and the dental products which comprised 34% and 53%, respectively, of the expenses from inception-to-date. Recently, the Eligard products comprised more of the research and development effort with 75%, 59%, 62% and 70% of the 2001, 2002, 2003 and year-to-date 2004 Atrigel expenses, respectively. As our dental products have moved into the market, research and development expenses have consistently decreased and comprised 12%, 7% 3% and 0% of the 2001, 2002, 2003 and year-to-date 2004 Atrigel expenses, respectively. Of the expenses funded by third parties, 13% of funds received were to support the dental products, 62% of funds were to support the Eligard products, and 25% of funds were from direct support of research contracts with various companies.

The dapsone (Atrisone) topical gel acne and other dapsone related products represent 100% of expenses and funding under the SMP technology.

Other research and development expenses from inception-to-date represent efforts to introduce additional products into our product pipeline. Expenses related to develop generic dermatology products are also included in this category and represent 48% of expenses inception-to-date and 64% of the other research and development funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We will apply the recognition and measurement guidance of EITF 03-01 in future periods and expect that the adoption will not have a material impact on our results of operations or financial condition.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (FAQ) issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on our revenue recognition policies.

The EITF has issued EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 “Earnings Per Share” (EITF 03-6). EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by SFAS No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. We adopted EITF 03-6 in the period ended June 30, 2004. The adoption of EITF 03-6 reduced basic earnings per share for the six-month period ended June 30, 2004 by $0.01. The adoption of EITF 03-6 had no impact on the three-month period ended June 30, 2004 and pre-2004 earnings per share.

Critical Accounting Policies

Our critical accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies used in preparing our interim consolidated financial statements for the six months ended June 30, 2004 are the same as those described in our Annual Report on Form 10-K.

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

Factors Affecting Our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	The proposed merger of our company with QLT, Inc.

•	Our history of operating losses and the possibility of future losses.

•	Delay, difficulty, or failure in obtaining regulatory approval or clearance to market additional products, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•	Failure of corporate partners to develop or commercialize successfully our products or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between such corporate partners and us.

•	Inability to satisfy governmental regulations relating to the development of our product candidates may prevent us from obtaining or maintaining necessary regulatory approvals to commercialize our products.

•	Uncertainty regarding the outcome of pending litigation involving us or our products.

•	Limited control in the sale and marketing of our products.

•	Competitive or market factors that may limit the use or broad acceptance of our products.

•	Cancellation or termination of material collaborative agreements and the resulting loss of research or other funding, or marketing, sales and distribution capabilities.

•	Exchange rate fluctuations that may adversely impact net income (loss).

•	Our ability to obtain, maintain and protect intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity.

•	Limited experience in manufacturing products on a commercial scale, failure to manufacture present and future products in compliance with applicable regulations and at an acceptable cost.

•	Dependence on one contract manufacturer involved in the production of our Eligard products.

•	Product liability or other claims against us, which may result in substantial damages or reduce demand for our products.

•	Our insurance policies are expensive and protect us only from some business risks, which may leave us exposed to significant, uninsured liabilities.

•	Our operations involve hazardous materials, which could subject us to significant liability.

•	Our ability to attract and retain highly qualified management, administrative and scientific personnel with pharmaceutical experience.

•	Failure to manage our rapid growth could harm our business.

For a discussion of these and other factors affecting our business and prospects, see “Item 1.—Business—Factors Affecting our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Risks Relating to the Proposed QLT Merger

As described in note 10 to the consolidated financial statements contained in this report, we entered into an agreement and plan of merger with QLT Inc. on June 14, 2004. Completion of the merger is subject to approvals of the QLT and Atrix stockholders and other customary closing conditions.

The proposed merger involves risks for our stockholders. Our stockholders will be choosing to invest in QLT common stock by voting in favor of the merger. The risks set forth below relate to the proposed merger with QLT. Risks relating to our business are set forth in our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Item 1. Business—Factors Affecting Our Business and Prospects.” Risks relating to QLT’s business are set forth in QLT’s Annual Report on Form 10-K for the year ended December 31, 2003. Additional risks and uncertainties not presently known to us or to QLT also may adversely affect the merger and the combined company following the merger.

We may not achieve the anticipated benefits of the merger.

Achieving the anticipated benefits of the merger will depend in part upon the successful integration of the businesses of the two companies in an efficient and effective manner. The attempt of Atrix and QLT to integrate two companies that have previously operated independently may result in significant challenges, and Atrix and QLT may be unable to accomplish the integration smoothly or successfully. The difficulties of integrating the two companies include, among others:

•	strengthening research and development operations to increase efficiencies,

•	retaining key employees,

•	consolidating corporate and administrative infrastructures,

•	preserving the research and development, manufacturing, distribution, sales, marketing, promotion and other important relationships of QLT and Atrix,

•	minimizing the diversion of management’s attention from ongoing business matters, and

•	coordinating geographically separate organizations.

The integration of Atrix with QLT may not result in the realization of the full benefits anticipated by us to result from the merger.

Because the stock price of Atrix may reflect the anticipated benefits of the merger, including a broader platform of products and greater size and marketing opportunities, Atrix’s stock price may decline if the merger is not completed.

The merger and many of its anticipated benefits have been publicly disclosed. The market prices of QLT common shares and Atrix common stock may reflect these anticipated benefits. If the merger is not completed, investors may perceive that the companies will lose the opportunity to realize the anticipated benefits of the merger and the market price of the common stock of Atrix may decline. Completion of the merger is subject to several closing conditions, including stockholder approval of both companies, and Atrix and QLT may be unable to obtain such approvals on a timely basis or at all.

Atrix and QLT have incurred significant transaction expenses and may make substantial additional payments if the transaction is not completed.

Atrix and QLT are incurring significant costs in connection with the transaction, including legal, accounting and financial advisory fees. The companies must pay such expenses whether or not the transaction is completed. Moreover, pursuant to certain provisions in the merger agreement, Atrix may be required to pay a termination fee of $25 million and costs of up to $2 million if the merger agreement is terminated due to reasons specified in the merger agreement. Such payments may cause the market price of our common stock to decline.

The market price of QLT’s common shares may decline as a result of the merger.

The market price of QLT’s common shares may decline as a result of the merger for a number of reasons, including if:

•	the future sales of Visudyne®, currently QLT’s only marketed product, are less than expected because of future competition or other reasons,

•	the integration of Atrix and QLT is not completed in a timely and efficient manner,

•	the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts,

•	the effect of the merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts, or

•	significant stockholders of Atrix or QLT decide to dispose of their stock following completion of the merger.

Some directors and executive officers of Atrix have interests in the merger that may be different from, or in addition to, those of Atrix stockholders generally.

Some of the directors and executive officers of Atrix may have interests in the merger that are different from, or in addition to, the interests of Atrix stockholders generally. The interests of the directors and executive officer may have affected their decision to support or approve the transaction. For example, under the terms of the merger agreement, Atrix has agreed to take all actions necessary to provide that, immediately prior to the effective time of the merger, each option outstanding under Atrix’s stock option plans, including those held by Atrix’s directors and executive officers, will become vested and exercisable with respect to all of the shares of Atrix common stock subject to the option, provided the holder of the options renders continuous service to Atrix as an employee, consultant or member of the board of directors until that time. At the effective time of the merger, each option outstanding under Atrix’s stock option plans will be assumed and become an option to purchase QLT common shares in accordance with the terms of the merger agreement.

In addition, at the effective time of the merger, the size of the QLT board of directors will be increased from eight to ten members by the appointment of David R. Bethune and another individual selected by the Atrix board of directors from among its members, which individual shall be reasonably acceptable to the QLT board of directors. Mr. Bethune and the other individual to be selected from among the members of the Atrix board of directors will be eligible to receive non-employee director compensation in the same manner as the other outside directors of QLT.

Atrix has also entered into change of control agreements with certain executive officers and other employees of Atrix that provide certain benefits if the person is terminated after a change of control of Atrix, which would include the proposed merger involving QLT. The change of control agreements generally provide that upon termination by Atrix without “cause,” or upon termination of employment by the employee with “good reason,” as such terms are defined in the agreements, in either case within six months, or in some cases twelve months, after the change of control, the employee will be paid the amount of the employee’s then current base salary for a period of twelve months and will receive certain other specified benefits.

Uncertainty regarding the merger and the effects of the merger could cause each company’s customers, suppliers or strategic partners to delay or defer decisions.

In response to the announcement of the merger, Atrix’s and/or QLT’s customers, suppliers, marketing and collaboration partners and other third parties may delay or defer business decisions regarding the combined company’s products, which could have a material adverse effect on the business of the combined company or the relevant company if the merger is not completed.

The value of QLT common shares to be received in the merger will fluctuate.

In the merger, holders of Atrix common stock will receive one QLT common share and $14.61 in cash for each share of Atrix common stock they own. Given that a portion of the merger consideration consists of QLT common shares, the value of the merger consideration to be received by Atrix stockholders will depend on the market price of QLT common shares at the time the merger is completed. The market price of QLT common shares at the completion of the merger will likely vary from its market price at the date of this joint proxy statement/prospectus and at the date of the QLT and Atrix special meetings. These variations may be caused by a number of factors, including changes in the businesses, operations or prospects of QLT, Atrix or their respective competitors, the timing of the merger, regulatory considerations and general market and economic conditions. The merger consideration will not be adjusted for any increase or decrease in the market price of QLT common shares or Atrix common stock (except for a potential adjustment to preserve the expected U.S. federal income tax treatment of the transaction). Accordingly, if the market value of QLT common shares declines prior to the time the merger is completed, the value of the merger consideration to be received by Atrix stockholders will decline. In addition, because the date that the merger is completed may be later than the date of the special meetings, QLT shareholders and Atrix stockholders may not know the exact value of the QLT common shares that will be issued in the merger at the time they vote on the merger proposals.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of QLT common shares following the merger.

In accordance with U.S. and Canadian GAAP, the merger will be accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of QLT common shares following completion of the merger. Under the purchase method of accounting, the total estimated purchase price will be allocated to Atrix’s net tangible assets and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, the combined company may be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

QLT currently estimates that it will incur approximately $8.3 million of incremental annual amortization expense after completion of the merger. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the trading price of QLT common shares.

Upon completion of the merger, holders of Atrix common stock will become holders of QLT common shares, and the market price for QLT common shares may be affected by factors different from those affecting the shares of Atrix.

Upon completion of the merger, holders of Atrix common stock will become holders of QLT common shares. QLT’s business differs from that of Atrix, and accordingly the combined company will face risks that are different from those faced by Atrix and the results of operations of the combined company will be affected by some factors different from those currently affecting the results of operations of Atrix. Certain stockholders of Atrix may choose not to own or be restricted from owning shares in a non-U.S. company and, as a result, related sales may occur prior to or following the completion of the merger, which may adversely affect the market price or demand for QLT common shares.

QLT is subject to different requirements with respect to the filing of information than Atrix.

QLT is required to comply with Canadian securities laws, the rules of the Toronto Stock Exchange, the applicable rules of NASDAQ, the rules applicable to “foreign private issuers” under the Exchange Act, with respect to the filing of information. QLT is currently a “foreign private issuer” in the U.S. and, thus, is exempt from a number of rules under the Exchange Act and is currently therefore permitted to file less information with the SEC than a company incorporated in the United States. As a “foreign private issuer,” QLT is exempt from rules under the Exchange Act that impose certain disclosure and procedural requirements for proxy solicitations under Section 14 of the Exchange Act. In addition, QLT’s officers, directors and principal shareholders are exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the rules under the Exchange Act with respect to their purchases and sales of QLT common shares. QLT is not required to file periodic reports and financial statements with the SEC as frequently or as promptly as U.S. companies whose securities are registered under the Exchange Act, nor is it required to comply with Regulation FD, which restricts the selective disclosure of material information. While QLT voluntarily follows many of these requirements, including the filing of Forms 10-K, 10-Q and 8-K, there may be less information concerning QLT publicly available than there is for U.S. public companies such as Atrix.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of our market risks, refer to the Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the information provided that would require additional information with respect to the six months ended June 30, 2004.

Item 4. CONTROLS AND PROCEDURES.

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

PART II. — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On November 3, 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit in U.S. District Court, Northern District of Illinois, Eastern Division, Tap Pharmaceutical Products, Inc., et al v. Atrix Laboratories, Inc., et al, alleging that the Eligard delivery system infringes a patent that claims, among other things, a biodegradable high molecular polymer, which patent is licensed to TAP Pharmaceuticals by the two other plaintiffs. The plaintiffs seek an injunction and unspecified damages. In March 2004, the U.S. District Court for the Northern District of Illinois issued an order granting our motion to stay the patent infringement suit filed by TAP Pharmaceutical Products, Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd., involving the Company’s Eligard products. On March 18, 2004, the plaintiffs filed a motion seeking reconsideration of the stay order. On May 3, 2004, the District Court issued a minute order denying plaintiff’s motion seeking reconsideration of the stay order. On May 17, 2004, TAP requested that the District Court allow TAP to file a motion for preliminary injunction. We have filed an opposition to that request, and the District Court has taken the issue under advisement. Atrix believes the claims are without merit and intends to defend against them vigorously.

On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH. The request alleges patent infringement and seeks an injunction preventing defendants from producing, offering, putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer (claim 1 of EP 0 202 065). On July 26, 2004, the Court denied plaintiff’s request for preliminary injunction.

On June 28, 2004 Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a complaint in the Regional Court Düsseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging patent infringement.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on May 2, 2004. At the meeting the stockholders voted on the re-election of Mr. David R. Bethune and Dr. Nicolas Bazan as Class B directors, the amendment of our 2000 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan by 500,000 shares and the ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2004. The results of the voting are as follows:

1.	Election of Class B Directors:

	For	Withheld
Mr. David R. Bethune	17,287,976	465,002
Dr. Nicolas Bazan	16,984,350	768,628

The other directors whose terms continue after the meeting are Mr. H. Stuart Campbell, Dr. D. Walter Cohen, Mr. C. Rodney O’Connor, Mr. Richard R. Vietor and Dr. George J. Vuturo.

2.	Amendment of our 2000 Stock Incentive Plan:

For	Against	Abstain
8,210,326	3,918,628	42,355

3.	Ratification of Selection of Independent Auditors:

For	Against	Abstain
17,657,138	63,516	32,324

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated June 14, 2004, by and among QLT, Inc., Aspen Acquisition Corp. and Atrix Laboratories, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 14, 2004 (Commission File No. 0-18231))
10.1	Change of Control Agreement dated April 5, 2004 between the Company and Michael R. Duncan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-18231))
10.2	Change of Control Agreement dated April 5, 2004 between the Company and Stephen L. Warren (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-18231))
10.3	Change of Control Agreement dated April 5, 2004 between the Company and Gregory A. Gould (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-18231))
10.4	Change of Control Agreement dated June 15, 2004 between the Company and J. Steven Garrett, D.D.S.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

     (b) Reports on Form 8-K. We filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004. The information filed or provided under Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934:

•	Current Report on Form 8-K dated May 6, 2004, furnished to the Securities and Exchange Commission on May 6, 2004, under Item 12. Results of Operations and Financial Condition.

•	Current Report on Form 8-K dated June 14, 2004, filed with the Securities and Exchange Commission on June 14, 2004, under Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRIX LABORATORIES, INC. (Registrant)

August 6, 2004	By:	/s/ David R. Bethune
David R. Bethune
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 6, 2004	By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated June 14, 2004, by and among QLT, Inc., Aspen Acquisition Corp. and Atrix Laboratories, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 14, 2004 (Commission File No. 0-18231))
10.1	Change of Control Agreement dated April 5, 2004 between the Company and Michael R. Duncan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-18231))
10.2	Change of Control Agreement dated April 5, 2004 between the Company and Stephen L. Warren (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-18231))
10.3	Change of Control Agreement dated April 5, 2004 between the Company and Gregory A. Gould (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-18231))
10.4	Change of Control Agreement dated June 15, 2004 between the Company and J. Steven Garrett, D.D.S.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer