Form 10-Q
period 2004-09-30
ATRIX LABORATORIES INC
filed 2004-11-09
CIK 809875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number 0-18231

ATRIX LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1043826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2579 Midpoint Drive, Fort Collins, Colorado	80525
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 29, 2004, was 21,385,020.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,187	$19,074
Marketable securities available-for-sale, at fair value	80,124	80,688
Accounts receivable, net of allowance for doubtful accounts of $31 and $1,019	10,857	10,235
Interest receivable	904	834
Inventories, net	14,673	11,516
Prepaid expenses and deposits	2,182	2,488

Total current assets	138,927	124,835

PROPERTY, PLANT AND EQUIPMENT, NET	22,315	21,855

OTHER ASSETS:
Goodwill	379	379
Intangible and other assets, net	3,282	2,789

Other assets	3,661	3,168

TOTAL ASSETS	$164,903	$149,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$3,790	$2,488
Accrued expenses and other	1,689	1,644
Deferred revenue	8,500	9,923

Total current liabilities	13,979	14,055

DEFERRED REVENUE AND OTHER	32,046	32,415

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.001 par value, 20,000 shares authorized; 15,824 and 14,770 shares issued and outstanding. Liquidation preference $15,958 and $15,240	—	—
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A preferred stock, $0.001 par value, 200,000 shares authorized, none issued or outstanding issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 21,345,009 and 21,567,801 shares issued; 21,345,009 and 20,701,001 shares outstanding outstanding	21	22
Additional paid-in capital	271,807	270,157
Treasury stock, 0 and 866,800 shares, at cost	—	(13,616)
Accumulated other comprehensive (loss) / income	(509)	1,035
Accumulated deficit	(152,441)	(154,210)

Total shareholders’ equity	118,878	103,388

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$164,903	$149,858

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
REVENUE:
Net sales	$5,090	$2,685	$16,945	$7,488
Net royalties	4,905	2,657	13,110	5,637
Contract research and development	3,885	5,773	13,684	15,772
Licensing, marketing rights and milestone	2,235	2,524	6,472	6,546

Total revenue	16,115	13,639	50,211	35,443

OPERATING EXPENSE:
Cost of sales	3,436	2,901	13,236	6,191
Research and development	8,376	8,738	24,999	26,707
Administrative and marketing	2,502	2,387	8,284	7,901

Total operating expense	14,314	14,026	46,519	40,799

INCOME (LOSS) FROM OPERATIONS	1,801	(387)	3,692	(5,356)

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	—	(6)	—	(83)
Investment income, net	702	638	2,008	2,059
Gain on sale of marketable securities, net	167	139	687	567
Gain on exchange rates	—	—	348	—
Other	(3)	(7)	(39)	(23)

Net other income	866	764	3,004	2,520

NET INCOME (LOSS)	2,667	377	6,696	(2,836)

Accretion of dividends and beneficial conversion feature charge on preferred stock	(727)	(424)	(1,459)	(918)
Allocation of undistributed earnings to participating preferred stock	(105)	—	(259)	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$1,835	$(47)	$4,978	$(3,754)

Net income (loss) applicable to common stock per common share:
Basic	$0.09	$0.00	$0.24	$(0.19)
Diluted	$0.08	$0.00	$0.22	$(0.19)

Weighted average common shares outstanding:
Basic	21,270,487	20,257,238	21,008,992	19,925,896
Diluted	22,602,624	20,257,238	22,303,240	19,925,896

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,696	$(2,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,522	2,488
Amortization of deferred revenue	(7,108)	(7,523)
Provision for doubtful accounts	26	660
Equity in loss of joint venture	—	83
Gain on sale and write-down of marketable securities, net	(687)	(567)
Gain on exchange rates	(347)	—
Other non-cash items	109	92
Net changes in operating assets and liabilities:
Accounts receivable	(643)	(3,212)
Interest receivable	(71)	77
Inventories, net of provisions	(3,170)	(2,920)
Prepaid expenses and deposits	306	(1,538)
Accounts payable	1,295	(4,957)
Accrued expenses and other	46	157
Deferred revenue	5,317	7,333

Net cash provided by (used in) operating activities	4,291	(12,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,540)	(7,529)
Investment in intangible and other assets	(734)	(515)
Proceeds from maturity and sale of marketable securities	55,454	32,596
Investment in marketable securities	(55,723)	(26,710)
Investment in joint venture	—	(302)

Net cash used in investing activities	(3,543)	(2,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	10,368	10,275
Payments to acquire treasury stock	—	(2,875)

Net cash provided by financing activities	10,368	7,400

NET EFFECT OF EXCHANGE RATE ON CASH	(3)	632

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,113	(7,091)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,074	30,698

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,187	$23,607

Non-cash investing and financing activities (in thousands):

2004

Issued preferred stock par valued at $1,055 to Elan for accreted dividends for the nine months ended September 30, 2004.

Retired 866,800 shares of Treasury stock (see Part II – Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities).

2003

Issued restricted common stock valued at $22 as part of employment separation agreements.

Issued preferred stock par valued at $983 to Elan for accreted dividends for the nine months ended September 30, 2003.

Long-term deposits on equipment of $869 were reclassified to property, plant and equipment

See notes to the consolidated financial statements.

ATRIX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Atrix Laboratories, Inc. and its subsidiaries (collectively referred to as “Atrix” or “the Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim consolidated financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary, including normal recurring accruals, for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, reserves for excess or obsolete inventories and the term over which deferred revenues are recognized. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”), in the Company’s Annual Report on Form 10-K.

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

Atrix is an emerging specialty pharmaceutical company focused on advanced drug delivery. With unique patented drug delivery technologies, the Company is currently developing a diverse portfolio of products, including proprietary oncology and dermatology products. Atrix is a relatively small but growing company selling pharmaceutical products to specialists, such as oncologists and urologists, as opposed to general practitioners. The Company also forms strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing various drug delivery systems and/or to commercialize products. These strategic alliances include collaborations with Sanofi-Synthelabo, Inc., Fujisawa Healthcare, Inc., Sandoz Inc., Pfizer Inc., Aventis, Sosei Co. Ltd., MediGene AG, Yamanouchi U.K. Limited, Mayne Pharma, Tecnofarma International, Han All Pharmaceutical Co., Ltd., Arius Pharmaceuticals, Inc. and CollaGenex Pharmaceuticals, Inc.

Significant Accounting Policies

     Principles of consolidation

The accompanying consolidated financial statements include the accounts of Atrix Laboratories, Inc. and its wholly owned subsidiary Atrix Laboratories, GmbH. All significant intercompany transactions and balances have been eliminated. While the Company initially owned 80.1% of TTL’s outstanding common stock, Elan and its subsidiaries retained significant minority investor rights that were considered “participating rights” as defined in Emerging Issues Task Force Consensus 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest, but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Elan’s significant rights in TTL that were considered participating rights included equal representation in the management of the joint venture and development of its business plan and approval rights on the board of directors as it relates to the business plan. Accordingly, prior to the termination of the joint venture in September 2003, the Company accounted for its investment in TTL under the equity method of accounting. Since September 2003, TTL has been incorporated into the Company’s consolidated financial statements.

     Revenue recognition

The Company recognizes revenue on product sales and contract manufacturing in two components; product revenue and royalty revenue.

The first portion of revenue from product sales is recognized at the time of shipment when title to the product transfers and the customer bears risk of loss, the Company has evidence of an agreement, collection is reasonably assured and the price is fixed or determinable. The Company does not maintain a reserve for product returns. Atrix’s marketing partners are responsible for all product after shipment from our facility. The Company’s marketing agreements do not provide for returns and Atrix has not experienced any significant returns to-date.

The second component of revenue from product sales is royalties. Royalty revenue is recorded when product is shipped by licensees to end customers based on information provided by the licensee and royalty rates and formulas as specified in agreements with licensees. Generally, royalties are based on estimated net sales (gross sales less discounts, allowances and other items) of a product based on information supplied to the Company by the licensee and may require future revisions. Timing issues will frequently cause fluctuations in the Company’s reported income / (loss) from operations as a result of product launches and the Company’s rapid sales growth. When the Company launches a new product only the first portion of revenue may be recognized as the Company ships product to marketing partners in anticipation of product launch. Later, as marketing partners launch sales efforts, royalties will be recognized with no corresponding cost of goods to Atrix. This timing offset can cause reported income / (loss) from operations to fluctuate especially in periods of rapid sales growth and new product launches.

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

The following table summarizes the deferred revenue as of September 30, 2004 to be recognized as revenue during the fourth quarter of 2004 and the years ending December 31, 2005 through December 31, 2016 (amounts in thousands):

Amortization of
Years Ended December 31,	Deferred Revenue
2004 (October-December)	$2,106
2005	8,072
2006	5,362
2007	5,341
2008	5,325
2009	5,325
Thereafter	6,619

Total	$38,150

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

The following table summarizes research and development activities funded, in whole or in part, by our collaborators, as well as research and development activities funded by the Company (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Research and Development — Funded, in whole or in part	$6,031	$8,351	$18,522	$21,944
Research and Development — Funded, 100% by Atrix	2,345	387	6,477	4,763

Research and Development – Total	$8,376	$8,738	$24,999	$26,707

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

At September 30, 2004, the Company has four stock-based employee, and non-employee compensation plans, which are described more fully in Note 6 to the Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost is reflected in net income for options granted under those plans with an exercise price equal to the market value for the underlying common stock on date of grant. The following table illustrates the effect on net income (loss) applicable to common stock and basic and diluted income (loss) per common share if the Company had applied the fair value based method of SFAS No. 123 to stock-based compensation for the three and nine months ended, September 30 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock, as reported	$1,835	$(47)	$4,978	$(3,754)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	—	—	22
Deduct: Total stock-based compensation expense determined under fair-value based method	(1,692)	(2,551)	(8,582)	(8,310)

Pro forma net income / (loss) applicable to common stock	$143	$(2,598)	$(3,604)	$(12,042)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock per common share:
— As reported, basic	$0.09	$—	$0.24	$(0.19)
— As reported, diluted	$0.08	$—	$0.22	$(0.19)
— Pro forma, basic	$0.01	$(0.13)	$(0.17)	$(0.60)
— Pro forma, diluted	$0.01	$(0.13)	$(0.16)	$(0.60)

The weighted-average Black-Scholes fair value per option granted during the nine months ending September 30, 2004 and 2003 was $14.58 and $10.05, respectively. The weighted-average Black-Scholes fair value per option granted during the three months ending September 30, 2004 and 2003 was $12.08 and $14.43, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three and nine months ending September 30, 2004 and 2003: no dividend yield, expected volatility of 53.3% for 2004 and 60.5% for 2003, risk free interest rates of 3.5% in 2004 and 5.0% in 2003, and expected life of three years for 2004 and five years for 2003.

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

The EITF has issued EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 “Earnings Per Share” (EITF 03-6). EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by SFAS No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. The Company adopted EITF 03-6 in the period ended June 30, 2004. The adoption of EITF 03-6 reduced basic earnings per share for the nine month period ended September 30, 2004 by $0.01. The adoption of EITF 03-6 had no impact on the three-month period ended September 30, 2004 and pre-2004 earnings per share. See Note 5.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Inventories consist of the cost of materials, direct labor and overhead. Inventories include preclinical and clinical supplies that may be used either in products for sale or research and development activities. As of December 31, 2003 inventories included raw materials of $4.3 million related to research and development projects and no significant amount of work-in-process or finished goods inventory related to research and development projects. As of September 30, 2004 raw materials inventory of $4.0 million was related to research and development projects. These supplies are expensed as used in research and development projects. The components of inventories are as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Raw materials	$12,224	$9,292
Work in process	1,743	1,338
Finished goods	1,311	2,146
Reserves	(605)	(1,260)

	$14,673	$11,516

The $3.2 million increase in inventory during the first three quarters of 2004 is primarily due to the purchase of raw materials related to the Eligard, Atrisone, Mometasone and Fluticasone products. The Company has manufactured ‘at-risk’ inventory in anticipation of regulatory approval to manufacture certain products at its facility in Fort Collins, Colorado. As of September 30, 2004 the value of this inventory recorded at the Company’s cost to manufacture was $0.2 million and is included in ‘Work-in-process’ inventory tabulated above. This ‘at-risk’ inventory was manufactured in anticipation of FDA approval of the Company’s manufacturing facility. If the Company does not receive regulatory approval to manufacture these products or if approval is significantly delayed the product may be unsaleable. Approval is anticipated by the end of the first quarter of 2005 and the product had approximately twelve month’s shelf-life remaining as of September 30, 2004. In the event this inventory, manufactured ‘at-risk,’ becomes unsaleable it will be destroyed and the Company will record an expense at the time such determination is made. The Company only undertakes the manufacture of inventory ‘at-risk’ after careful evaluation of the probability and timing of expected regulatory approvals in consultation with its marketing partners and after receiving a commitment from the marketing partner. The Company has a 100% success record in obtaining such approvals over the last four years. This inventory manufactured ‘at-risk’ did not have a significant effect on the Company’s liquidity and the Company expects FDA approval well in advance of product shelf-life expiration and expects to realize benefit from the inventory upon FDA approval and subsequent sale of the inventory.

During the fourth quarter of 2002 and first quarter of 2003 the Company manufactured launch quantities of Erythromycin Benzoyl Peroxide, or E/BP prior to receiving FDA approval. In 2003, the Company recorded a reserve allowance of $1.0 million for this inventory in response to a non-approval letter received from the FDA. In March 2004, the Company received approval from the FDA for this product. This approval was a reversal of the FDA’s previous decision and resulted in a shipment of $0.3 million of the E/BP product in March 2004. The remaining $0.7 million of fully reserved inventory for E/BP was outdated in May 2004 and subsequently the Company donated $0.6 million to charitable organizations and disposed of the remaining $0.1 million.

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) attributable to common shareholders per common share of stock is calculated by dividing net income (loss) attributable to common shareholders by the weighted average of vested common shares outstanding during each period. Diluted net income (loss) attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted average of common shares outstanding and other dilutive securities

The Emerging Issues Task Force (“EITF) issued EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). The Company adopted EITF 03-6 in the second quarter of 2004. The adoption of EITF 03-6 reduced basic earnings per share for the nine-month period ended September 30, 2004 by $0.01. The adoption of EITF 03-6 had no impact on the three-month period ended September 30, 2004 and pre-2004 earnings per share. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. Net income (loss) attributable to common shareholders is calculated by reducing net income (loss) by dividends earned on preferred securities. Our Series A convertible preferred stock dividends, although neither declared nor paid, are considered earned for these calculations. Please see the “Recent Accounting Pronoucements,” section for more detailed information regarding the Emerging Issues Task Force Issue number 03-6 regarding the calculation of basic net income / (loss) per share. For the three and nine months ended September 30, 2004, 1.3 and 1.3 million equivalent dilutive securities, respectively, were included in the fully diluted weighted-average number of common shares outstanding primarily related to the assumed conversion of incentive stock options and stock warrants held by Elan. Additionally, 0.9 and 0.8 million equivalent dilutive securities have been excluded from the fully diluted weighted average number of common shares outstanding due to the antidilutive effect of the assumed conversion of

Series A Convertible Preferred Stock for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, 1.3 million and 0.6 million equivalent dilutive securities, respectively, were excluded from the weighted-average number of common shares outstanding primarily related to the assumed conversion by Elan of the shares of our Series A Convertible Preferred Stock, exercise by Elan of a stock warrant and the exercise of incentive stock options, due to their antidilutive effect.

The following tables set forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	(in thousands)		(in thousands)
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$2,667	$377	$6,696	$(2,836)
Less: Accretion of dividends and beneficial conversion feature charge on preferred stock	(727)	(424)	(1,459)	(918)

Income (loss) to be allocated	1,940	(47)	5,237	(3,754)

Less: Allocation of undistributed earnings to participating preferred stock	(105)	—	(259)	—

Net income / (loss) applicable to common stock	$1,835	$(47)	$4,978	$(3,754)

PER BASIC SHARE
Net income (loss) , as reported	$0.12	$0.02	$0.32	$(0.14)
Less: Accretion of dividends and beneficial conversion feature charge on preferred stock	(0.03)	(0.02)	(0.07)	(0.05)
Less: Allocation of undistributed earnings to participating preferred stock	(0.0)	—	(0.01)	—

Net income / (loss) applicable to common stock	$0.09	$0.0	$0.24	$(0.19)

Weighted average BASIC shares outstanding	21,270,487	20,257,238	21,008,992	19,925,896

PER DILUTED SHARE
Net income (loss) applicable to common stock, as reported	$0.11	$0.02	$0.30	$(0.14)
Less: Accretion of dividends and beneficial conversion feature charge on preferred stock	(0.03)	(0.02)	(0.07)	(0.05)
Less: Allocation of undistributed earnings to participating preferred stock	(0.0)	—	(0.01)	—

Pro forma net income / (loss) applicable to common stock	$0.08	$0.0	$0.22	$(0.19)

Weighted average DILUTED shares outstanding	22,602,624	20,257,238	22,303,240	19,925,896

NOTE 6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) applicable to common stock and certain changes in equity that are excluded from net income (loss) applicable to common stock, such as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive income for the nine months ended September 30, 2004 was $3.5 million compared to a comprehensive loss of $3.2 million for the first nine months of 2003.

7. TERMINATION OF JOINT VENTURE

On September 10, 2003, the Company entered into a termination agreement with Elan for the termination of the Company’s joint venture, Transmucosal Technologies, Ltd. (“TTL”). Pursuant to the terms of the agreement, the Company acquired Elan’s preferred shares in TTL in exchange for a royalty interest on certain future revenues and payments to the Company or TTL, if any, related to certain technology rights retained by TTL, Elan’s termination of the license of its intellectual property to TTL and a convertible promissory note from the Company to Elan (under which no amounts were outstanding) was cancelled. The Company now owns 100% of TTL. The Company believes that the fair value of the future contingent royalty payments is not material and, accordingly, no liability has been reflected in the Company’s financial statements.

In connection with the termination agreement, Elan and its affiliates agreed to forego the right to exchange the Series A Convertible Exchangeable Preferred Stock of the Company for convertible preferred shares of TTL. Additionally, the Company plans to transfer all of the assets of TTL to the Company or another affiliate of the Company. As a result, as of September 30, 2003, the Company reclassified the Series A Convertible Exchangeable Preferred Stock to permanent equity, which increased equity by $15.4 million.

NOTE 8. LEGAL PROCEEDINGS

On November 3, 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit in U.S. District Court, Northern District of Illinois, Eastern Division, Tap Pharmaceutical Products, Inc., et al v. Atrix Laboratories, Inc., et al, alleging that the Eligard delivery system infringes a patent that claims, among other things, a biodegradable high molecular polymer, which patent is licensed to TAP Pharmaceuticals by the two other plaintiffs. The plaintiffs seek an injunction and unspecified damages. In March 2004, the U.S. District Court for the Northern District of Illinois issued an order granting our motion to stay the patent infringement suit filed by TAP Pharmaceutical Products, Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd., involving the Company’s Eligard products. On March 18, 2004, the plaintiffs filed a motion seeking reconsideration of the stay order. On May 3, 2004, the District Court issued a minute order denying plaintiff’s motion seeking reconsideration of the stay order. On May 17, 2004, TAP requested that the District Court allow TAP to file a motion for preliminary injunction and the court denied the request. On October 29, 2004, TAP filed a new motion asking the court to lift the stay and allow TAP to file a renewed preliminary injunction motion or, alternatively, to expedite the liability phase of the trial. Atrix believes the claims are without merit and intends to defend against them vigorously.

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

On June 28, 2004 Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a complaint in the Regional Court Düsseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging patent infringement. Previously, on June 1, 2004 Medigene AG filed an action in Germany seeking nullification of the patent that is the subject of the June 28, 2004 complaint.

NOTE 9. SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2004 the Company issued 987,000 stock options with exercise prices ranging from $24.78 to $33.93 under the 2000 Stock Incentive Plan. (See Note 6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional detail about this plan.) All options were issued at the closing price of the Company’s common stock on the date the options were granted. During the nine months ended September 30, 2004 the Company issued 624,261 shares of common stock related to the exercises of stock options that ranged in exercise price from $5.50 to $28.19 and increased shareholders equity by $10.2 million. The Company also issued 9,897 shares related to the Employee Stock Purchase Plan, which increased shareholders equity by $0.2 million.

In connection with the anticipated approval of the transaction with QLT, Inc., the Company terminated the Employee Stock Purchase Plan (ESPP) during the second quarter of 2004.

In August 2004, the Company retired all of the 866,800 shares of our common stock acquired through a stock repurchase program and held in treasury. These treasury shares were accounted for using the cost method when acquired and the cost method was used in their retirement resulting in a reduction of Common Stock par value of $866.80, a reduction in Additional Paid-In Capital of $10.2 million and an increase in accumulated deficit of $3.4 million.

NOTE 10. MERGER WITH QLT INC.

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

Upon completion of the merger, options to purchase shares of Atrix common stock will be assumed by QLT and become options to purchase QLT common shares. The exchange ratios and exercise prices will be determined pursuant to the Merger Agreement. In general, each option that is outstanding immediately prior to the merger will be amended so that immediately before the merger is completed the option vests and becomes fully exercisable. Any warrant outstanding immediately prior to the effective time of the merger will cease to represent a right to acquire shares of Atrix common stock and will automatically be converted into a warrant to purchase QLT’s common shares in accordance with its terms. Atrix will record the required pre-acquisition stock-based compensation charge related to the acceleration of vesting in its pre-acquisition financial statements

The Merger Agreement provides that Atrix may be required to pay QLT a termination fee of $25 million in a number of circumstances, including termination by QLT following the Atrix board of directors’ withdrawal or adverse modification of its recommendation of the merger, or in certain circumstances where Atrix is acquired by another company or enters into an agreement to be acquired by another company. The Merger Agreement also provides that a party may be obligated to reimburse up to $2 million of the other party’s expenses in a number of circumstances. The merger is subject to customary closing conditions, including the approval of Atrix’s stockholders and QLT’s shareholders.

Costs relating to the merger for the three and nine months ended September 30, 2004 were $0.5 million and $1.9 million respectively and are included in Administrative and Marketing expense in the accompanying Statement of Operations.

In connection with QLT’s proposed acquisition of Atrix, QLT has filed with the SEC a registration statement on Form S-4, containing a joint proxy statement/prospectus and other relevant materials. Investors and security holders of QLT and Atrix are urged to read the definitive joint proxy statement/prospectus regarding the transaction as well as other relevant materials because they will contain important information about QLT, Atrix and the transaction.

The definitive joint proxy statement/prospectus on file with the SEC and other relevant materials filed by QLT or Atrix with the SEC, may be obtained free of charge at the SEC’s web site at . The definitive joint proxy statement/prospectus and other relevant materials have been mailed to shareholders of record as of October 6, 2004 of QLT and Atrix in advance of the special meetings to consider the transaction scheduled for November 19, 2004. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by QLT by directing a request to: QLT Inc., Attn: Investor Relations, 887 Great Northern Way, Vancouver, BC, Canada, V5T 4T5. Investors and security holders may obtain free copies of the documents filed with the SEC by Atrix by contacting Atrix Laboratories, Inc., Attn: Investor Relations, 2579 Midpoint Drive, Fort Collins, CO, 80525.

QLT, Atrix and their respective executive officers and directors may be deemed to be participants in the solicitation of proxies from the stockholders of QLT and Atrix in favor of the transaction. Information about the executive officers and directors of QLT and their ownership of QLT common shares is set forth in the proxy statement for QLT’s 2004 Annual Meeting of Shareholders, which was filed with the SEC as Exhibit 99.1 to Form 10-K/A on April 28, 2004. Information about the executive officers and directors of Atrix and their ownership of Atrix common stock is set forth in the proxy statement for Atrix’s 2004 Annual Meeting of Stockholders, which was filed with the SEC on April 5, 2004. Investors and security holders may obtain more detailed information regarding the direct and indirect interests of QLT, Atrix and their respective executive officers and directors in the acquisition by reading the definitive joint proxy statement/prospectus regarding the transaction.

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

Overview

Atrix Laboratories, Inc. and its subsidiaries are collectively referred to herein as “Atrix,” “the Company,” “we,” “our” or “us.” Incorporated in Delaware in 1986, we are an emerging specialty pharmaceutical company focused on advanced drug delivery. We are classified as a specialty pharmaceutical company because we focus on several niche products and technologies addressing the needs of a select subset of the population. As our success in pursuing this business model continues we are emerging from the ranks of research entities into the ranks of profitable pharmaceutical companies better known to the investing community. With unique patented drug delivery technologies, we are currently developing a diverse portfolio of products, including proprietary oncology and dermatology products. We also form strategic alliances with a variety of pharmaceutical and biotechnology companies to develop products utilizing our various drug delivery systems and/or to commercialize our products. Current significant strategic alliances include, Sanofi-Synthelabo Inc., Fujisawa Healthcare, Inc., Sandoz, Inc., Pfizer Inc., MediGene AG and CollaGenex Pharmaceuticals, Inc.

Our drug delivery systems deliver controlled amounts of drugs in various time frames to address a range of therapeutic and patient needs. Atrigel® is our original proprietary sustained release biodegradable polymer drug delivery system. We believe that the Atrigel® system may provide benefits over traditional methods of drug administration such as safety and effectiveness, ease of use, site-specific or systemic delivery, customized release rates and biodegradability. Our three additional drug delivery systems are SMP™, MCA™ and BCP™.

Recent Developments

The following discussion highlights significant events for our company during and following the nine months ended September 30, 2004:

     QLT Merger

On June 14, 2004, we entered into an Agreement and Plan of Merger with QLT Inc., a company incorporated under the laws of the Province of British Columbia, and Aspen Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT. Under the terms of the merger agreement, Aspen Acquisition Corp. will merge with and into Atrix, following which we will merge with and into Aspen Acquisition II Corp., another wholly owned subsidiary of QLT. Upon completion of the merger, each share of our common stock issued and outstanding immediately prior to the merger (other than dissenting shares, QLT or any of our respective subsidiaries) will be converted into the right to receive one QLT common share and $14.61 in cash (subject to possible adjustment to preserve the expected U.S. federal income tax treatment of the transaction). Pursuant to the terms of the merger agreement, each share of our preferred stock will be converted into the right to receive the number of QLT common shares and the amount of cash that the holder would have been entitled to receive if the preferred stock had been converted into common stock immediately prior to the merger.

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

In connection with QLT’s proposed acquisition of Atrix, QLT has filed with the SEC a registration statement on Form S-4, containing a definitive joint proxy statement/prospectus and other relevant materials. Investors and security holders of QLT and Atrix are urged to read the joint proxy statement/prospectus dated October 14, 2004 regarding the transaction as it contains important information about QLT, Atrix and the transaction.

The definitive joint proxy statement/prospectus on file with the SEC and other relevant materials, and any other documents filed by QLT or Atrix with the SEC, may be obtained free of charge at the SEC’s web site at . The definitive joint proxy statement/prospectus and other relevant materials have been mailed to shareholders of record as of October 6, 2004 of QLT and Atrix in advance of the special meetings to consider the transaction scheduled for November 19, 2004. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by QLT by directing a request to: QLT Inc., Attn: Investor Relations, 887 Great Northern Way, Vancouver, BC, Canada, V5T 4T5. Investors and security holders may obtain free copies of the documents filed with the SEC by Atrix by contacting Atrix Laboratories, Inc., Attn: Investor Relations, 2579 Midpoint Drive, Fort Collins, CO, 80525.

QLT, Atrix and their respective executive officers and directors may be deemed to be participants in the solicitation of proxies from the stockholders of QLT and Atrix in favor of the transaction. Information about the executive officers and directors of QLT and their ownership of QLT common shares is set forth in the proxy statement for QLT’s 2004 Annual Meeting of Shareholders, which was filed with the SEC as Exhibit 99.1 to Form 10-K/A on April 28, 2004. Information about the executive officers and directors of Atrix and their ownership of Atrix common stock is set forth in the proxy statement for Atrix’s 2004 Annual Meeting of Stockholders, which was filed with the SEC on April 5, 2004. Investors and security holders may obtain more detailed information regarding the direct and indirect interests of QLT, Atrix and their respective executive officers and directors in the acquisition by reading the definitive joint proxy statement/prospectus regarding the transaction.

     Shelf Registration Statement

We filed a shelf registration statement in January 2004 with the Securities and Exchange Commission, or SEC, which will permit us to offer and sell from time to time up to $150 million of our common stock, preferred stock or debt securities. Currently, no securities have been issued under this shelf registration statement. If the proposed merger with QLT is completed, this shelf registration statement will not be used for the sale of securities.

     Dapsone (Aczone™) Acne Product

In August 2004, together with our co-development partner, Fujisawa Healthcare, Inc. we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for ACZONE™ Gel 5% (dapsone topical gel) formerly called Atrisone™ for the treatment of acne vulgaris.

     Eligard 45-mg six-month product

In February 2004, we submitted an NDA to the FDA for our Eligard 45-mg six-month prostate cancer product.

     Eligard international

Sanofi-Synthelabo Canada, our licensee, received notice of compliance, or NOC, from the Therapeutic Products Directorate of Health Canada for our Eligard 30-mg four-month product in February 2004 The NOC allows the product to be sold in Canada. Sanofi-Synthelabo Canada will be responsible for marketing the product in Canada.

We entered into an exclusive licensing agreement with Ranbaxy Laboratories in June 2004 to commercialize our Eligard products in India.

In July 2004, Sanofi-Synthelabo Canada, our Canadian licensee, filed for marketing authorization from the Canadian regulatory authorities for our six-month (45mg) Eligard product. Sanofi-Synthelabo Canada will be responsible for marketing the product in Canada. Also in July 2004, Sanofi-Synthelabo Canada received formulary approval in the Canadian Provinces of Quebec and Ontario; these two provinces are the largest in Canada. Formulary approval takes place on a province-by-province basis and broadens the reimbursement of the product.

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

We announced in July 2004 that we received tentative approval from the FDA for our ANDA for Mometasone Furoate Cream USP, 0.1% an AB-rated generic of Elocon® cream 0.1%. The patent on this product expires in 2007.

We currently have four ANDAs under review at the FDA.

     Other products and technologies

In January 2004, Pfizer completed the initial phase of clinical testing of CP-533,536, a novel bone growth product which uses our proprietary Atrigel® drug delivery technology.

We entered into a limited feasibility agreement with Aventis SA in March 2004 to begin preliminary research on two proprietary Aventis compounds formulated in our Atrigel® delivery system. A third compound was added to this agreement in August 2004.

We entered into another limited feasibility agreement with Aventis SA in October 2004 to begin preliminary research on another proprietary Aventis compound formulated in our Atrigel® delivery system.

In July 2004, we announced an agreement with Arius Pharmaceuticals, Inc. to develop and market our BEMA technology, including our BEMA-fentanyl product. All research and development related to the BEMA technology, including three existing Investigational New Drug Applications, or INDs, and certain manufacturing equipment will be transferred to Arius’ facilities. Under the terms of the agreement, we have received a licensing fee of $1,000,000 from Arius. In addition, we may receive additional cash payments upon achievement of milestones, including up to an aggregate of $5 million with respect to the first two products, an additional $1 million with respect to each additional product thereafter, and $2 million upon achieving a certain level of net sales. We may also receive reimbursement for research and development support and royalties on commercial sales of all BEMA products.

Principal Consolidated Statements of Operations Items

     Revenue

Net sales and royalties consist principally of sales and royalties from our Eligard products, generic dermatology products and our Atridox product. We recognize revenue on product sales and contract manufacturing in two components; product revenue and royalty revenue.

The first portion of revenue from product sales is recognized at the time of shipment when title to the product transfers and the customer bears risk of loss, the Company has evidence of an agreement, collection is reasonably assured and the price is fixed or determinable. Because our marketing partners are responsible for products after shipment from our facility without provision for returns, allowances or discounts we have not experienced significant returns, allowances or discounts.

The second component of revenue on product sales is royalties. Royalty revenue is recorded when product is shipped by licensees to end customers based on information provided by the licensee and royalty rates and formulas as specified in agreements with licensees.

Contract research and development revenue consists principally of revenue we earn from unaffiliated third parties.

Licensing, marketing rights and milestone revenue consists principally of revenue earned on our Eligard prostate cancer products, our dental products, and our dapsone acne product (ACZONE™, formerly called Atrisone) for the rights granted to our partners to sell our proprietary products in a defined territory for a defined period or for the achievement of a pre-determined milestone as defined in the applicable agreement.

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

Administrative and marketing expenses consist principally of personnel salaries and benefits, direct marketing costs, business development and corporate relations costs, professional, legal and consulting fees, insurance and general office expenses. During the three and nine months ended September 30, 2004 costs related to the proposed merger with QLT, Inc. were $0.5 million and $1.9 million respectively and were included in the Administrative and Marketing expenses recognized on the Consolidated Statement of Operations.

     Other income and expense

Investment income consists principally of interest and dividends earned on available-for-sale marketable securities and money market accounts net of commissions, fees, other charges, losses on the sale of investments and other-than-temporary declines that have now been recognized on the Statement of Operations.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

	Three Months Ended September 30,
			%
Revenue	2004	2003	Change
	(In thousands)
Net sales	$5,090	$2,685	90%
Net royalties	4,905	2,657	85%
Contract research and development	3,885	5,773	(33)%
Licensing, marketing rights and milestone	2,235	2,524	(11)%

	$16,115	$13,639	18%

Total revenue for the three months ended September 30, 2004 was $16.1 million compared to $13.6 million for the three months ended September 30, 2003, representing an 18% increase. Net sales revenue for the three months ended September 30, 2004 was $5.1 million compared to $2.7 million for the same period in 2003 representing a 90% increase. Sales revenue is recognized when the company ships products to marketing partners usually at transfer prices approximating the company’s cost to produce these products.

Royalty revenue for the three months ended September 30, 2004 was $4.9 million compared to $2.7 million for the three months ended September 30, 2003, representing a 85% increase. Royalty revenue is recognized when the company is notified of sales by each marketing partner to their customers. Our marketing partners are responsible for all products after shipment from our facility without provision for product returns, allowances or incentives therefore, we did not experience any significant product returns.

For the third quarter of 2004, we recognized $7.8 million in sales and royalty revenue for our Eligard products. This is a $3.4 million increase in sales and royalties of our Eligard products compared to the third quarter of 2003. We expect net sales and royalty revenues to increase in 2004 compared to 2003 as the Eligard product line continues to gain market acceptance and as a result of a full year of product sales of our Eligard 30-mg four-month product launched in March 2003. The net sales and royalties will also be augmented with our expected increased sales of generic dermatology products.

Contract research and development revenue was $3.9 million for the three months ended September 30, 2004 compared to $5.8 million for the three months ended September 30, 2003, representing a 33% decrease. This decrease is primarily related to a $0.9 million decrease in revenue from Fujisawa Healthcare, Inc. as a result of the conclusion of dapsone topical gel (ACZONE™) clinical trials in January 2004. Additionally, we realized a reduction of $0.4 million in revenue from Sanofi-Synthelabo, Inc., related to the Eligard six-month product as a result of the NDA filing in February 2004. We cannot be certain whether contract research and development revenue from our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses may vary. Accordingly, the amount and timing of revenue recognition may vary depending on the terms of the corresponding agreements. In the near term, we expect research and development revenue to decrease during the fourth quarter of 2004 compared to the fourth quarter of 2003 primarily due to the February 2004 filing of the Eligard six-month product and the January 2004 conclusion of the dapsone (ACZONE™) clinical trials for which we filed a New Drug Application (NDA) with the FDA in August of 2004.

Licensing, marketing rights and milestone revenue for the three months ended September 30, 2004 was $2.2 million compared to $2.5 million for the three months ended September 30, 2003. We expect licensing, marketing rights and milestone revenue to increase slightly in 2004 as a result of a full year of revenue recognition from licensing and milestone payments received from our marketing partners in 2003 and recognition of revenue for licensing and milestone payments that we have received and may receive in the year ended December 31, 2004 from our current or future partners. All licensing, marketing rights and milestone payments received are initially reported as deferred revenue and recognized as licensing revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated.

	Three Months Ended September 30,
Operating expenses	2004	2003	% Change
	(In thousands)
Cost of sales	$3,436	$2,901	18%
Research and development	8,376	8,738	(4)%
Administrative and marketing	2,502	2,387	5%

	$14,314	$14,026	2%

Cost of sales for the three months ended September 30, 2004 was $3.4 million compared to $2.9 million for the three months ended September, 2003, representing an 18% increase. Cost of sales as a percentage of net sales and royalties was 34% for the three months ended September 30, 2004 compared to 54% in the third quarter of 2003. The decrease primarily relates to timing differences in recognizing sales and royalties because we record royalty revenue only after product is shipped by licensees based on information provided by the licensee. Product launches and rapid sales growth in 2003 caused our shipment revenue, at transfer prices near our cost of manufacture, to be a large fraction of sales and royalty revenue. In 2004 our product pipelines are more mature for several products. As a result, royalty revenue recognized is a larger fraction of our sales and royalty revenue causing our cost of sales as a percent of revenue to decline on average (see Note 2. Organization and Summary of Significant Accounting Policies – Revenue Recognition). As our sales pattern continues to stabilize we expect cost of sales should continue to show greater stability as a percentage of net sales and royalties as royalties are more fully recognized in proportion to sales to our marketing partners.

Research and development expenses were $8.4 million for the three months ended September 30, 2004 compared to $8.7 million for the three months ended September 30, 2003, representing a decrease of 4%. The decrease primarily relates to the NDA filing of Eligard six-month product in February 2004 and the NDA filing of dapsone acne product (ACZONE™) in August 2004. We expect that research and development expenses for the remainder of 2004 will decrease compared to the fourth quarter of 2003, due to the filing of the Eligard six-month product and the NDA filing of dapsone (ACZONE™) in August 2004.

Administrative and marketing expenses for the three months ended September 30, 2004 were $2.5 million compared to $2.4 million for the three months ended September 30, 2003, representing an increase of 5%. The increase was primarily due to the non-recurring $0.5 million for expenses associated with the pending merger with QLT. Absent the non-recurring cost for the proposed QLT merger, administrative and marketing expenses would have been $0.4 million less than the same period in 2003 primarily due to our reduced expenses in our Germany-based subsidiary, Atrix, GmbH, offset by increased expenses related to Sarbanes-Oxley Act of 2002 compliance efforts, which included hiring additional personnel, consultants and a specialty consulting firm. If the merger with QLT does not occur we expect that our administrative and marketing expenses should increase in the future as our operations continue to grow.

	Three Months Ended September 30,
Other Income (Expense)	2004	2003	% Change
	(In thousands)
Equity in loss of joint venture	$—	$(6)	100%
Investment income, net	702	638	10%
Gain (loss) on sale and write-down of marketable securities, net	167	139	20%
Other	(3)	(7)	(57)%

	$866	$764	13%

Investment income for the three months ended September 30, 2004 was $0.7 million compared to $0.6 million for the three months ended September 30, 2003. We expect investment income to increase slightly in 2004 primarily as a result of anticipated increased balances of cash and cash equivalents and marketable securities as compared to 2003 balances.

Gain on sale and write-down of available-for-sale marketable securities, net for the three months ended September 30, 2004 was $0.2 million compared to a gain on sale of available-for-sale marketable securities of $0.1 million for the three months ended September 30, 2003. We cannot be certain whether we will incur gains or losses on the sale of available-for-sale marketable securities or recognize impairment charges in the future.

Accretion of Dividends

We recognized $0.7 million for accretion of dividends and beneficial conversion feature on the Series A Convertible Preferred Stock for the three months ended September 30, 2004 compared to $0.4 million for accretion of dividends and beneficial conversion feature for the three months ended September 30, 2003.

Net Income / (Loss) and Earnings / (Loss) Per Share

For the three months ended September 30, 2004 we had net income applicable to common stock of $1.8 million, after the effect of EITF 03-6 described in the recent accounting pronouncements section, compared to a loss of $0.05 million in the third quarter of 2003. This represents fully diluted earnings per share of $0.08 for the three months ended September 30, 2004 compared to a loss of $0.00 in the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	Nine Months Ended September 30,
			%
Revenue	2004	2003	Change
	(In thousands)
Net sales	$16,945	$7,488	126%
Net royalties	13,110	5,637	133%
Contract research and development	13,684	15,772	(13)%
Licensing, marketing rights and milestone	6,472	6,546	(1)%

	$50,211	$35,443	42%

Total revenue for the nine months ended September 30, 2004 was $50.2 million compared to $35.4 million for the nine months ended September 30, 2003, representing an 42% increase. Net sales revenue for the nine months ended September 30, 2004 was $16.9 million compared to $7.5 million for the same period in 2003 representing a 126% increase. Sales revenue is recognized when the company ships products to marketing partners usually at transfer prices approximating the company’s cost to produce these products.

Royalty revenue for the nine months ended September 30, 2004 was $13.1 million compared to $5.6 million for the nine months ended September 30, 2003, representing a 133% increase. Royalty revenue is recognized when the company is notified of sales by each marketing partner to their customers. Our marketing partners are responsible for all products after shipment from our facility without provision for returns, allowances or incentives therefore, we did not experience any significant product returns.

For the nine months ended September 30, 2004, we recognized $24.7 million in sales and royalty revenue for our Eligard products. This is a $15.4 million increase in sales and royalties of our Eligard products compared to the period ended September 30, 2003. We expect net sales and royalty revenues to increase in 2004 compared to 2003 as the Eligard product line continues to gain market acceptance and as a result of a full year of product sales of our Eligard 30-mg four-month product launched in March 2003. The net sales and royalties will also be augmented with our expected increased sales of generic dermatology products.

Contract research and development revenue was $13.7 million for the nine months ended September 30, 2004 compared to $15.8 million for the nine months ended September 30, 2003, representing a 13% decrease. This decrease is primarily related to a $2.9 million decrease in revenue from Fujisawa Healthcare, Inc. as a result of the conclusion of dapsone (ACZONE™) clinical trials in January 2004. This decrease was partially offset by a $0.3 million increase in revenue from Sanofi-Synthelabo, Inc., Sosei Co. Ltd., and MediGene AG related to the Eligard product line. We cannot be certain whether contract research and development revenue from our partner-funded research and development expenses will increase or decrease for the foreseeable future as the timing of such expenses may vary. Accordingly, the amount and timing of revenue recognition may vary depending on the terms of the corresponding agreements. In the fourth quarter of 2004, we expect research and development revenue to decrease in comparison to the first nine months of 2004 due to the February 2004 filing of the Eligard six-month product and the August 2004 filing of an NDA for dapsone (ACZONE™).

Licensing, marketing rights and milestone revenue for the nine months ended September 30, 2004 was $6.5 million compared to $6.5 million for the nine months ended September 30, 2003. We expect licensing, marketing rights and milestone revenue to remain steady for 2004 as a result of a full year of revenue recognition from licensing and milestone payments received from our marketing partners in 2003 and recognition of revenue for licensing and milestone payments that we have received and may receive in the year ended December 31, 2004 from our current or future partners. All licensing, marketing rights and milestone payments received are initially reported as deferred revenue and recognized as licensing revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated.

	Nine Months Ended September 30,
Operating expenses	2004	2003	% Change
	(In thousands)
Cost of sales	$13,236	$6,191	114%
Research and development	24,999	26,707	(6)%
Administrative and marketing	8,284	7,901	5%

	$46,519	$40,799	14%

Cost of sales for the nine months ended September 30, 2004 was $13.2 million compared to $6.2 million for the nine months ended September, 2003, representing a 114% increase. Cost of sales as a percent of net sales and royalties was 44% for the nine months ended September 30, 2004 compared to 47% for the same period in 2003. The decrease primarily relates to timing differences in recognizing sales and royalties because we record royalty revenue only after product is shipped by licensees based on information provided by the licensee. Product launches and rapid sales growth in 2003 caused our shipment revenue, at transfer prices near our cost to manufacture, to be a large fraction of sales and royalty revenue. In 2004 our product pipelines are more mature for several of our products. As a result, royalty revenue recognized is a larger fraction of our sales and royalty revenue causing our cost of sales as a percent of revenue to decline on average (see Note 2. Organization and Summary of Significant Accounting Policies – Revenue Recognition). As our sales pattern continues to stabilize we expect cost of sales should continue to show greater stability as a percentage of net sales and royalties as royalties are more fully recognized in proportion to sales to our marketing partners.

Research and development expenses were $25.0 million for the nine months ended September 30, 2004 compared to $26.7 million for the nine months ended September 30, 2003, representing a decrease of 6%. The decrease primarily relates to the NDA filing of Eligard six-month product in February 2004 and the August 2004 NDA filing for dapsone acne product (ACZONE™). We expect that research and development expenses will decrease in the fourth quarter of 2004 in comparison to the fourth quarter of 2003 due to the NDA filing of the Eligard six-month product and the August 2004 NDA filing for dapsone acne product (ACZONE™).

Administrative and marketing expenses for the nine months ended September 30, 2004 were $8.3 million compared to $7.9 million for the nine months ended September 30, 2003, representing an increase of 5%. The increase is primarily due to the non-recurring $1.9 million for expenses associated with the proposed merger with QLT. Absent the non-recurring cost for the QLT, Inc. proposed merger, administrative and marketing expenses would have been $1.5 million less than the same period in 2003 primarily due to our reduced expenses in our Germany-based subsidiary, Atrix, GmbH offset by increased expenses related to Sarbanes-Oxley Act of 2002 compliance efforts, which included hiring additional personnel, consultants and a specialty consulting firm. If the merger with QLT does not occur we expect that our administrative and marketing expenses should increase in the future as our operations continue to grow.

	Nine Months Ended September 30,
			%
Other Income (Expense)	2004	2003	Change
	(In thousands)
Equity in loss of joint venture	$—	$(83)	(100)%
Investment income, net	2,008	2,059	(2)%
Gain on sale and write-down of marketable securities, net	687	567	21%
Gain on exchange rates	348	—	100%
Other	(39)	(23)	(70)%

	$3,004	$2,520	19%

We recognized a loss of $0.1 million for the nine months ended September 30, 2003 for our 80.1% equity share in the loss of Transmucosal Technologies, Ltd., our joint venture with Elan. In September 2003, we terminated our joint venture with Elan and, therefore, will not recognize any future equity loss charges for Transmucosal Technologies, Ltd.

Investment income for the nine months ended September 30, 2004 was $2.0 million compared to $2.1 million for the nine months ended September 30, 2003, representing an 2% decrease. The decrease was primarily the result of lower average interest rates on investments during the first three quarters of 2004 compared to the first three quarters of 2003. Our average cash, cash equivalents and available-for-sale marketable securities balance was slightly higher in the first three quarters of 2004 compared to the same period in 2003, which partially offset the impact of the lower average interest rates. We expect investment income to be comparable in 2004 to 2003 primarily as a result of anticipated increased balances of cash, cash equivalents and marketable securities as compared to 2003 balances, offset by lower market interest rates.

Gain on sale and write-down of available-for-sale marketable securities, net for the nine months ended September 30, 2004 was $0.7 million compared to a gain on sale of available-for-sale marketable securities of $0.6 million for the nine months ended September 30, 2003. The gain on sale of available-for-sale marketable securities is primarily attributable to the sale of 278,528 shares of CollaGenex common stock, which resulted in a $1.1 million gain. The gain on sale of CollaGenex common stock was offset primarily by the recognition of other-than-temporary decline charges of $0.4 million during the first two quarters for four mutual bond fund holdings. We recognized these other-than-temporary decline charges in the second quarter according to guidance provided by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115), which provides a three-step process to determine whether such an impairment charge is necessary. We determined that 1) the assets affected were trading at values below our investment basis, 2) they had been trading below our basis for more than nine months and 3) these assets were held through bond funds, therefore, we could not directly exercise our ability and intent to hold the underlying instruments within the funds until their value recovers or until maturity. Therefore, according to SFAS 115, we recognized the “Other-Than-Temporary Decline” impairment on those instruments. The gain on sale of marketable securities in the nine months ended September 30, 2003 was primarily due to the sale of certain government securities and corporate notes. We cannot be certain whether we will incur gains or losses on the sale of available-for-sale marketable securities or recognize additional impairment charges in the future.

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

Accretion of Dividends and Beneficial Conversion Feature Charges

We recognized $1.5 million for accretion of dividends and beneficial conversion feature charges on the Series A Convertible Preferred Stock for the nine months ended September 30, 2004 compared to $0.9 million for accretion of dividends and beneficial conversion feature charges for the nine months ended September 30, 2003.

Net Income / (Loss) and Earnings / (Loss) Per Share

For the nine months ended September 30, 2004 we had net income applicable to common stock of $5.0 million compared to a loss of $3.8 million for the nine months ended September 30, 2003. This represents fully diluted earnings per share of $0.22 for the nine months ended September 30, 2004 compared to a loss of $0.19 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $30.2 million, available-for-sale marketable securities (at fair value) of $80.1 million, net accounts receivable of $10.9 million, inventories of $14.7 million and other current assets of $3.1 million for total current assets of $138.9 million. We had accounts payable of $3.8 million, short-term deferred revenue of $8.5 million and other current liabilities of $1.7 million for total current liabilities of $14.0 million, which resulted in working capital of $125.0 million compared to $110.8 as of December 31, 2003. We expect our working capital condition should improve as a result of our increasing sales, profitability and from proceeds from issuance of stock related to stock option exercises.

During the nine months ended September 30, 2004, net cash provided by operating activities was $4.3 million. This was primarily the result of net income for the period of $6.7 million and an increase in accounts payable of $1.3 million resulting from our growing operations. These sources of cash were offset by increases in inventories of $3.2 million. Accounts payable increased during the period as a result of the continuing growth of our operations and represents 8% of total revenue for the first three quarters of 2004 compared to 7% in 2003. Accounts receivable also increased during the period as a result of the continuing growth of our operations and represented 22% of sales for the first three quarters of 2004 compared to 29% for 2003. We also recognized a cash inflow from the receipt of certain licensing fees, milestone events and contract research and development payments of $5.3 million, offset by amortization of deferred revenue of $7.1 million. Other significant non-cash items included $2.5 million primarily related to the depreciation and amortization expense recognized on property, plant and equipment and patents.

Net cash used in investing activities was $3.5 million during the nine months ended September 30, 2004. Cash used in investing activities was primarily the result of $2.5 million used to fund our capital expenditures and $0.7 million investment in intangible assets for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, various marketable securities were sold, matured or were called and the majority of proceeds were subsequently reinvested in U.S. government securities and high rated corporate notes. We continue to manage our cash and marketable securities to provide adequate liquidity to fund our growing operations while striving to realize acceptable returns on invested capital within risk tolerances determined by us.

Net cash provided by financing activities was $10.4 million during the nine months ended September 30, 2004. This was primarily the result of proceeds from issuance of equity securities of $10.4 million from the exercise of incentive stock options. Additionally, 866,800 shares of treasury stock, representing all treasury stock held, were retired in August, 2004. This transaction had no effect on cash; however, the Treasury Stock balance was reduced by $13.6 million with an offset to Common Stock of $866.80, Additional Paid In Capital — Common Stock of $10.2 million and Retained Earnings of $3.4 million.

We had a $1.0 million revolving line of credit with a bank that expired in May 2004 and in June 2004 we renewed a $1.0 million line of credit with another bank. The renewed line of credit expires in June 2005. Borrowings under the renewed line of credit bear interest at the prime rate plus ½%. As of September 30, 2004, there was no obligation outstanding under this line of credit.

We have historically funded our operations through debt and equity offerings, payments received for licenses, milestones, research and development support under contractual arrangements and product sales and royalties. We anticipate future funding of our operations to be achieved through continued licensing fees, milestone payments and net sales and royalties of our products. At September 30, 2004, we had $30.2 million of cash and cash equivalent investments and $80.1 million of available-for-sale marketable securities (at fair value) to fund future operations and capital requirements. Our available-for-sale marketable securities include primarily U.S. government securities, diversified bond mutual funds and investment grade corporate obligations. Our portfolio of corporate debt is diversified and, under our policy, we initially invest only in investment grade corporate obligations. We believe the quality of the notes we hold and the diversity of our portfolio mitigates our credit and market risks; however, from time to time we have experienced investment losses. During the nine months ended September 30, 2004, we recognized other–than-temporary declines of $0.4 million. We recognized this other-than-temporary decline charge according to guidance provided by SFAS 115, which provides a three-step process to determine whether such an impairment charge is necessary. We determined that a) the assets affected currently trade at values below our investment basis, b) they have been trading below our basis for more than nine months and c) these assets are held through bond funds, therefore, we cannot directly exercise our ability and intent to hold the underlying instruments within the funds until their value recovers or until maturity. Therefore, according to SFAS 115, we recognized the “Other-Than-Temporary Decline” impairment on those instruments.

We filed a shelf registration statement with the Securities and Exchange Commission in January 2004 which permits us to offer and sell up to $150 million of our common stock, preferred stock or debt securities. While we believe that we have adequate liquidity and capital resources to fund our operations and capital requirements for the foreseeable future, we may have to raise additional funds to complete the development of our technologies as discussed below. In the normal course of business, we may investigate, evaluate, and discuss acquisitions, joint ventures, strategic alliance relationships and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, we may consider using then-available cash or cash equivalents or issuing equity or other securities. If the proposed merger with QLT is completed, this shelf registration statement will not be used to issue securities.

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

Commitments

We have entered into an agreement and plan of merger with QLT, Inc. discussed elsewhere in sections of this report and in the definitive joint proxy statement/prospectus filed October 14, 2004 with the Securities and Exchange Commission related to the proposed merger with QLT, Inc. In the event the proposed merger is not completed, we may be required to pay a “break up fee” of up to $25 million and QLT’s merger related expenses up to $2 million or QLT may be required to pay such fees and expenses to Atrix depending on circumstances and conditions outlined in the definitive agreement. Investors and security holders of QLT and Atrix are urged to read the definitive joint proxy statement/prospectus regarding the transaction as well as other relevant materials because they will contain important information about QLT, Atrix and the transaction.

As part of the August 24, 2001 amendment to our agreement with Block Drug Corporation to reacquire marketing rights for Atridox, Atrisorb Freeflow GTR Barrier and Atrisorb-D GTR Barrier products, we are required to make a final payment to Block in October 2005 of $2.4 million. This payment is included on our balance sheet under Deferred Revenue and Other.

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

     Research and development expenses

The following table summarizes research and development activities funded (in whole or in part) by our collaborators, as well as research and development activities funded solely by us, for the years ended December 31, 2003, 2002 and 2001 and the nine months ended September 30, 2004, including research and development costs inception-to-date and estimated completion dates and costs (in thousands):

						Total
						Funded		Anticipated
						Expenses-	Anticipated	Costs to
	Expenses	Expenses	Expenses	Expenses	Expenses	Inception-	Completion	Completion
Technology	2001	2002	2003	2004*	Inception-to-Date	to-Date	(to market)	(to market)
Atrigel®	$13,727	$13,011	$9,847	$7,644	$127,957	$20,355	2004—2009	$28,405
SMP	4,604	6,547	14,580	7,975	39,123	22,843	2005	102
Other	7,304	13,181	11,851	9,380	60,741	19,276	2004—2007	55,471

Total	$25,635	$32,739	$36,278	$24,999	$227,821	$62,474		$83,978

Funded in whole or in part by our collaborators	$10,626	$18,721	$29,685	$18,522
Funded 100% by Atrix	15,009	14,018	6,593	6,477

Total	$25,635	$32,739	$36,278	$24,999

* For the nine months ended September 30, 2004

The predominate product lines included under the Atrigel® technology are the Eligard products and the dental products which comprised 35% and 52%, respectively, of the expenses from inception-to-date. Recently, the Eligard products comprised more of the research and development effort with 75%, 59%, 62% and 69% of the 2001, 2002, 2003 and year-to-date 2004 Atrigel® expenses, respectively. As our dental products have moved into the market, research and development expenses have consistently decreased and comprised 12%, 7% 3% and 0% of the 2001, 2002, 2003 and year-to-date 2004 Atrigel® expenses, respectively. Of the expenses funded by third parties, 8% of funds received were to support the dental products, 63% of funds were to support the Eligard products, and 24% of funds were from direct support of research contracts with various companies.

The dapsone topical gel acne (ACZONE™) and other dapsone related products represent 100% of expenses and funding under the SMP technology.

Other research and development expenses from inception-to-date represent efforts to introduce additional products into our product pipeline. Expenses related to develop generic dermatology products are also included in this category and represent 50% of expenses inception-to-date and 66% of the other research and development funding.

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

The EITF has issued EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 “Earnings Per Share” (EITF 03-6). EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by SFAS No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. We adopted EITF 03-6 in the period ended June 30, 2004. The adoption of EITF 03-6 reduced basic earnings per share for the nine-month period ended September 30, 2004 by $0.01. The adoption of EITF 03-6 had no impact on the three-month period ended September 30, 2004 and pre-2004 earnings per share.

Critical Accounting Policies

Our critical accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies used in preparing our interim consolidated financial statements for the nine months ended September 30, 2004 are the same as those described in our Annual Report on Form 10-K.

We do not maintain a reserve for product returns; our marketing partners are responsible for product after shipment from our facility. We have not experienced any significant product returns in our recent history.

In the third quarter of 2004 we have begun to disclose any inventory capitalized for products awaiting regulatory approval. This inventory is expected to become saleable upon regulatory approval but is ‘at-risk’ until approval is granted. This inventory is generally manufactured in preparation for commercial launch of a new product immediately following regulatory approval. As discussed in Note 4 to our financials statements, we only undertake the manufacture of these products after we have determined a very high probability of success in gaining necessary approvals.

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

Factors Affecting Our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	The proposed merger of our company with QLT, Inc.

•	Our history of operating losses and the possibility of future losses.

o	Since its inception, Atrix has invested a significant amount of time and money in research and development of new products. Its research and development expense, including research and development licensing fees, was $25.0 million, $36.3 million, $32.7 million and $25.6 million for the nine month period ended September 30, 2004, and the years ended December 31, 2003, 2002 and 2001, respectively. Its total operating expense, including research and development costs, was $46.5 million, $54.5 million, $47.1 million and $37.9 million, for the nine month period ended September 30, 2004, and the years ended December 31, 2003, 2002 and 2001, respectively, compared to total revenue of $50.2 million, $49.5 million, $26.4 million and $15.8 million, respectively, for such periods. Atrix had net income applicable to common stock of $5.0 million for the nine month period ended September 30, 2004, and a net loss applicable to common stock of $2.9 million, $19.1 million and $26.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Atrix’s accumulated deficit at September 30, 2004 was $152.4 million. If Atrix incurs losses, its stock price may decline.

•	Delay, difficulty, or failure in obtaining regulatory approval or clearance to market additional products, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•	Failure of corporate partners to develop or commercialize successfully our products or to retain and expand markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies that may arise between such corporate partners and us.

•	Inability to satisfy governmental regulations relating to the development of our product candidates may prevent us from obtaining or maintaining necessary regulatory approvals to commercialize our products.

•	Uncertainty regarding the outcome of pending litigation involving us or our products.

•	Limited control in the sale and marketing of our products.

•	Competitive or market factors that may limit the use or broad acceptance of our products.

•	Cancellation or termination of material collaborative agreements and the resulting loss of research or other funding, or marketing, sales and distribution capabilities.

•	Exchange rate fluctuations that may adversely impact net income (loss).

•	Our ability to obtain, maintain and protect intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity. Atrix relies heavily on patents, trademarks and service mark applications and registrations. If other companies infringe on Atrix’s trademarks and service marks, Atrix may not be able to market its products as effectively and its brand recognition may decline.

o	In 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit in a U.S. federal court alleging that the Eligard delivery system infringes a patent licensed to TAP Pharmaceuticals by the two other plaintiffs. The patent expires on May 1, 2006. In March 2004, the court granted Atrix’s motion to stay the patent infringement suit. The plaintiffs filed a motion seeking reconsideration of the stay order, but the motion was denied. TAP Pharmaceuticals requested that it be allowed to file a motion for preliminary injunction, and the court denied that request. On October 29, 2004, TAP filed a new motion asking the court to lift the stay and allow TAP to file a renewed preliminary injunction motion or, alternatively, to expedite the liability phase of the trial. If this lawsuit is not resolved in Atrix’s favor, Atrix may be enjoined from selling some or all of its Eligard products until the patent expires in 2006, and/or may be required to pay financial damages, which could be substantial.

o	On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH. The request alleges patent infringement and seeks an injunction preventing defendants from producing, offering, putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer (claim 1 of EP 0 202 065). On July 26, 2004, the Court denied the plaintiffs’ request for preliminary injunction.

o	On June 28, 2004 Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda GmbH filed a complaint in the Regional Court Düsseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging patent infringement. Previously, on June 1, 2004, MediGene AG filed an action in Germany seeking the nullification of the patent that is the subject of the June 28, 2004 complaint. If Takeda’s action in the Regional Court Düsseldorf is not resolved in favor of MediGene and Yamanouchi, they may be precluded from selling Eligard products in Germany until the patent expires. In such event, Atrix’s revenue from sales of Eligard in Germany may decrease.

Intellectual property claims brought against Atrix, regardless of their merit, could result in costly litigation and the diversion of its financial resources and technical and management personnel. Further, if such claims are proven valid, through litigation or otherwise, Atrix may be required to change its trademarks and service marks, stop using its technologies and pay financial damages, which could harm its profitability and financial performance.

•	Limited experience in manufacturing products on a commercial scale, failure to manufacture present and future products in compliance with applicable regulations and at an acceptable cost.

•	Dependence on one contract manufacturer involved in the production of our Eligard products. Atrix relies on Chesapeake Biological Laboratories, Inc.(CBL), an approved contract manufacturer for the sterile filling and “lyophilization” process involved in the manufacture of its Eligard products. Atrix’s contract with CBL is for a period of two years commencing January 23, 2004 and automatically renews for additional one-year terms unless either party provides notice of non-renewal more than 90-days prior to termination.

•	Product liability or other claims against us, which may result in substantial damages or reduce demand for our products.

•	Our insurance policies are expensive and protect us only from some business risks, which may leave us exposed to significant, uninsured liabilities.

•	Our operations involve hazardous materials, which could subject us to significant liability.

•	Our ability to attract and retain highly qualified management, administrative and scientific personnel with pharmaceutical experience.

o	Atrix’s success depends in part on its ability to attract and retain highly qualified management and scientific personnel. Mr. Bethune and Mr. Duncan may be considered key personnel upon whom Atrix is dependent. Atrix does not have key man life insurance for these or any other individuals. Atrix has entered into a personal services agreement with Mr. Bethune and a change of control agreement with Mr. Duncan. If key employees terminate their employment with Atrix, its business relationships may be adversely affected, and management’s attention may be diverted from its operations to focusing on transition matters and identifying suitable replacements. If any of Atrix’s key research and development employees terminate their employment, Atrix’s research and development efforts may be hindered, adversely affecting its ability to bring new products to market.

o	Because competition for personnel in Atrix’s industry is intense, Atrix may not be able to locate suitable replacements for any key employees that leave the company and Atrix may not be able to offer employment to suitable replacements on reasonable terms. Given the relatively small number of pharmaceutical companies in Colorado compared to the East and West Coasts of the United States, it is more difficult for Atrix to attract qualified and experienced personnel than it may be for pharmaceutical companies located in other parts of the country. Atrix’s ability to attract a qualified candidate often requires the candidate’s willingness to relocate, which the candidate would not have to do if he or she lived in a part of the country where more pharmaceutical companies and larger pharmaceutical companies are located.

•	Failure to manage our expected growth could harm our business.

For a discussion of these and other factors affecting our business and prospects, see “Item 1.—Business—Factors Affecting our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2003 and “Risk Factors—Risks Related to Atrix” in the definitive joint proxy statement/prospectus in the registration statement on Form S-4 filed by QLT with the Securities and Exchange Commission on October 14, 2004 relating to the proposed merger with QLT. In addition, stockholders should consider the following risk factor:

     Our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our internal controls over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the new standard issued by the Public Company Accounting Oversight Board.

We are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Risks Relating to the Proposed QLT Merger

As described in note 10 to the consolidated financial statements contained in this report, we entered into an agreement and plan of merger with QLT Inc. on June 14, 2004. Completion of the merger is subject to approvals of the QLT and Atrix stockholders and other customary closing conditions.

The proposed merger involves risks for our stockholders. Our stockholders will be choosing to invest in QLT common stock by voting in favor of the merger. The risks set forth below relate to the proposed merger with QLT. Risks relating to our business, QLT’s business and the merger are also set forth under the heading “Risk Factors” in the definitive joint proxy statement/prospectus in the registration statement on Form S-4 filed by QLT with the Securities and Exchange Commission on October 14, 2004 relating to the proposed merger with QLT. Additional risks and uncertainties not presently known to us or to QLT also may adversely affect the merger and the combined company following the merger.

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

The market price of QLT’s common shares may decline as a result of the merger.

The market price of QLT’s common shares may decline as a result of the merger for a number of reasons, including if:

•	the future sales of Visudyne®, currently QLT’s only marketed product, are less then expected because of future competition or other reasons,

•	the integration of Atrix and QLT is not completed in a timely and efficient manner,

•	the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts,

•	the effect of the merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts, or

•	significant stockholders of Atrix or QLT decide to dispose of their stock following completion of the merger.

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

In the merger, holders of Atrix common stock will receive one QLT common share and $14.61 in cash for each share of Atrix common stock they own. Given that a portion of the merger consideration consists of QLT common shares, the value of the merger consideration to be received by Atrix stockholders will depend on the market price of QLT common shares at the time the merger is completed. The market price of QLT common shares at the completion of the merger will likely vary from its market price at the date of the joint proxy statement/prospectus and at the date of the QLT and Atrix special meetings. These variations may be caused by a number of factors, including changes in the businesses, operations or prospects of QLT, Atrix or their respective competitors, the timing of the merger, regulatory considerations and general market and economic conditions. The merger consideration will not be adjusted for any increase or decrease in the market price of QLT common shares or Atrix common stock (except for a potential adjustment to preserve the expected U.S. federal income tax treatment of the transaction). Accordingly, if the market value of QLT common shares declines prior to the time the merger is completed, the value of the merger consideration to be received by Atrix stockholders will decline. In addition, because the date that the merger is completed may be later than the date of the special meetings, QLT shareholders and Atrix stockholders may not know the exact value of the QLT common shares that will be issued in the merger at the time they vote on the merger proposals.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of our market risks, refer to the Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the information provided that would require additional information with respect to the nine months ended September 30, 2004.

Item 4. CONTROLS AND PROCEDURES.

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls should reasonably be expected to operate effectively.

PART II. – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On November 3, 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit in U.S. District Court, Northern District of Illinois, Eastern Division, Tap Pharmaceutical Products, Inc., et al v. Atrix Laboratories, Inc., et al, alleging that the Eligard delivery system infringes a patent that claims, among other things, a biodegradable high molecular polymer, which patent is licensed to TAP Pharmaceuticals by the two other plaintiffs. The plaintiffs seek an injunction and unspecified damages. In March 2004, the U.S. District Court for the Northern District of Illinois issued an order granting our motion to stay the patent infringement suit filed by TAP Pharmaceutical Products, Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd., involving the Company’s Eligard products. On March 18, 2004, the plaintiffs filed a motion seeking reconsideration of the stay order. On May 3, 2004, the District Court issued a minute order denying plaintiff’s motion seeking reconsideration of the stay order. On May 17, 2004, TAP requested that the District Court allow TAP to file a motion for preliminary injunction, and the court denied that request. On October 29, 2004, TAP filed a new motion asking the court to lift the stay and allow TAP to file a renewed preliminary injunction motion or, alternatively, to expedite the liability phase of the trial. Atrix believes the claims are without merit and intends to defend against them vigorously.

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

On June 28, 2004 Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a complaint in the Regional Court Düsseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging patent infringement. Previously, on June 1, 2004 Medigene AG filed an action in Germany seeking nullification of the patent that is the subject of the June 28, 2004 complaint.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2002, our Board of Directors amended our September 17, 2001 stock repurchase program to provide for the acquisition of up to a maximum of $20.0 million of our common stock in the open market or in privately negotiated transactions under the program. Since the inception of the stock repurchase program on September 17, 2001 through December 31, 2003, we repurchased a total of 866,800 shares of our common stock in the open market for $13.6 million, or an average price per share of $15.71. Because the program terminated as of December 31, 2003, no shares have been repurchased under the program since that date.

In August of 2004 we retired all of the 866,800 shares of our common stock acquired through our stock repurchase program and held in treasury. These treasury shares were accounted for using the cost method when acquired and the cost method was used in their retirement resulting in a reduction of Common Stock par value of $866.80, a reduction in Additional Paid-In Capital of $10.2 million and an in accumulated deficit of $3.4 million.

Item 6. EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Office

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRIX LABORATORIES, INC. (Registrant)
November 9, 2004	By:	/s/ David R. Bethune
David R. Bethune
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 9, 2004	By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer